Form 10-K405
period 1996-12-31
IDM PARTICIPATING INCOME CO II
filed 1997-03-27
CIK 832475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996      Commission file number: 0-16832
                       IDM Participating Income Company-II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

     State of California                                33-0177934
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)


 2424 S.E. Bristol Street, Suite 200                            92660
      Newport Beach, California
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number,
 including area code:                                       (714) 225-7520

                       One World Trade Center, Suite 1000
                        LONG BEACH, CALIFORNIA 90831-1000
         (Former name or former address, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
     None                                            None

           Securities registered pursuant to Section 12(g) of the Act:

                        200,000 LIMITED PARTNERSHIP UNITS

                                 Title of class

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K, not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

State the aggregate market value of the limited partnership units held by non-affiliates computed by reference to the price at which the units were sold, or the average bid and asked prices of such units, as of a specified date within the past 60 days.

AT MARCH 31, 1997 - NONE - UNITS NOT TRADED

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registration of Securities on Form 10 dated April 28, 1988 (Registration No. 0-16832) are incorporated herein by reference in Part IV of this Form 10-K.

      Form 10-K for the fiscal year ended December 31, 1992 filed by the Registrant on April 14, 1993

                                     PART I

ITEM 1.      BUSINESS

IDM Participating Income Company-II, a California Limited Partnership (the "Partnership" or "Registrant"), is a California limited partnership formed in 1986 under the California Revised Limited Partnership Act to make participating loans to affiliates of the General Partner and to other parties as determined by the General Partner ("Borrower"). The General Partner of the Registrant is IDM Participating Income General Partners' Co. - II. The General Partner of the General Partner of the Registrant is IDM Participating Income Corporation, a wholly owned subsidiary of IDM Corporation. IDM Corporation ("IDM"), a California corporation, together with certain affiliates, reorganized under Chapter 11 of the United States Bankruptcy Code effective on March 22, 1993.

All units of the Registrant's Limited Partnership Interests have been sold for cash resulting in proceeds of $20,000,000, all of which was invested in construction or permanent real estate loans made to the Borrowers.

The Partnership's stated objectives are to preserve the Partnership's investment capital, provide quarterly distributions, and provide additional interest upon the sale, refinancing or other disposition of the real estate used as collateral for the participating loans.

The Partnership loaned its funds as construction and/or permanent loans pursuant to a master loan agreement. Each participating loan has been secured by a first or junior deed of trust and assignment of rents on the respective property, is non-recourse against the Borrower, and has a term of the earliest of five years from the date the certificate of occupancy is issued or six years from the date of the loan. The loans have the characteristics and terms described below in the subpart of the Item 1. Business, under the heading "Loan Summary."

As restructured in the bankruptcy of the debtors of the Registrant, collection of the notes held by the Partnership is dependent upon both the value of the property securing the loans and the continuing credit of the applicable Borrowers. As was the case prior to the bankruptcy of IDM and its affiliated debtor entities, the remaining secured loans are non-recourse, and if there is default on the loan, the Partnership will only have recourse against the respective property and not any Borrower. Further, to the extent there is any senior secured debt on the property, and a foreclosure results from a default on the senior secured debt, there is a risk that the Partnership might not recover the amount owing or any portion thereof.

PLAN OF REORGANIZATION

The order confirming the Reorganization Plan of the Borrowers of the Registrant and certain other affiliated debtors (the "Plan") was entered by the United States Bankruptcy Court for the Central District of California, Northern Division on March 10, 1993 and became effective on March 22, 1993. A copy of the Plan was filed as Exhibit 28 to the 1992 Form 10-K and is incorporated herein by reference.

As of December 31, 1996, the Partnership has total secured notes receivable of approximately $415,000 and an aggregate unsecured claim in the amount of $8,924,000 resulting from the undersecured portion of the Partnership's loans to IDM and affiliated bankrupt debtors.

The Partnership received a total of 73,607 shares of IDM stock for its aggregate $6,418,355 of IDM undersecured debt which have been distributed to the partners of the Partnership. For the remaining balances of secured and undersecured loans to CFB Co., E&C Co., Circle Business Center, Ltd., Harbor Plaza, Ltd., and Downtown Plaza, Ltd., the Partnership received non-interest bearing unsecured promissory notes maturing December 31, 1997. See "Loan Summary" for a discussion of these notes.

LOAN SUMMARY

The Registrant's original loan portfolio consisted of the eight loans described below:

In November 1986, the Partnership funded a $1,480,000 loan to CFB Co. (an affiliate of the General Partner) to refinance an existing loan on the Coast Federal Building located in Long Beach, California. The project consists of an operating four-story commercial office building totaling approximately 56,000 square feet with subterranean and surface parking. This loan was converted to a non-interest bearing loan, maturing December 31, 1997, in accordance with the Plan of Reorganization. On June 30, 1994, the primary lender foreclosed on the property and this loan was written off against the previously established reserve.

In November 1986, the Partnership funded two $1,045,000 loans, one to E & C Co. and one to Circle Business Center, Ltd. (both affiliates of the General Partner) to refinance existing loans for the Circle Business Center project located in Long Beach, California. The project consists of an operating six-story commercial office building totaling approximately 79,000 square feet. Both loans had been secured by a junior deed of trust. On April 11, 1994, a purchaser acquired the senior note from the holder and subsequently acquired the property through a transfer in the bankruptcy court. The above loans were written off against the previously established reserve.

In March 1987, the Partnership funded a $2,100,000 loan to Meadow Wood Village Apartments, Ltd. (an affiliate of the General Partner) to refinance an existing loan on Meadow Wood Apartments located in Long Beach, California. The project consists of seventeen operating buildings containing a total of 206 residential units. The loan was secured by a junior deed of trust and matured June 30, 1995. At December 31, 1995, the outstanding principal balance of $1,900,000 was reserved in its entirety resulting in a net book value of $0. This note and junior deed of trust were sold effective September 1, 1996 for $100,000. Subsequent to December 31, 1996, additional monies were received from Meadow Wood Village Apartments, Ltd. related to this note. These amounts received in January 1997 are reflected as a receivable from affiliate at December 31, 1996. These combined collections are reflected in the income statement as a recovery of reserved receivables in the amount of $250,000.

In October 1988, the Partnership funded a $1,380,000 loan to Harbor Plaza, Ltd. (an affiliate of the General Partner) to refinance an existing loan on Harbor Plaza located in Port Hueneme, California. The project is comprised of an operating single-story garden office building totaling approximately 14,000 square feet. The loan is secured by a first deed of trust. At December 31, 1995, a reserve of $565,000 was outstanding against this loan. At December 31, 1996, an additional provision of $400,000 was recorded for a total reserve of $965,000.

In November 1988, the Partnership funded a $1,800,000 loan to Downtown Plaza, Ltd. (an affiliate of the General Partner) to refinance an existing loan on Downtown Plaza located in Long Beach, California. The project is an operating six-story office building totaling approximately 91,000 square feet. The loan was secured by a junior deed of trust. However, it had been converted to a non-interest bearing, unsecured note maturing December 31, 1997. On October 5, 1994, the primary lender foreclosed on the property and the loan was written off against the previously established reserve.

In October 1989, the Partnership began funding a $12,000,000 loan ($7,100,000 at December 31, 1996) to IDM Apartments Corporation (an affiliate of the General Partner) for the Villa Redondo Apartments project located in Long Beach, California. The project is a 125 unit apartment complex. The loan is secured by a junior deed of trust. Under the Plan, the secured principal balance was reduced to $3,017,000. The remainder was converted to an unsecured non-interest-bearing note due December 31, 1997. IDM Apartments Corporation filed a second Chapter 11 in November 1994. This loan is fully reserved at December 31, 1996.

In December 1991, the Partnership funded a $3,500,000 loan to IDM Corporation (an affiliate of the General Partner) on Pads A, E, and F of the Beach and Lampson retail center. The borrower repaid $1,100,000 during 1992. The loan is secured by a first deed of trust. Under the Plan, the secured principal balance was reduced to $1,333,000 and the remainder was converted to shares of IDM common stock and distributed to the limited partners of this Partnership. During 1996, IDM Corporation sold Pad F of the Beach and Lampson retail center for $525,000. The net sales proceeds received of $474,085 were repaid to the Partnership and applied as a principal reduction on this loan. At December 31, 1996, the remaining principal balance was reserved in its entirety.

It is not contemplated that the Partnership will conduct any other business activity, other than holding the above-described loans.

INDEMNIFICATION OF GENERAL PARTNER

Section 16 of the Partnership Agreement provides for indemnification of the General Partner by the Partnership under certain circumstances. Generally, the General Partner may be indemnified out of Partnership assets for any loss or liability arising from its conduct whenever such course of conduct does not constitute fraud, gross negligence, or gross misconduct. Indemnification for securities laws violations may be allowed only in certain limited circumstances (see Section 16.2 of the Partnership Agreement). In the case of a liability arising from an alleged violation of the securities laws, the General Partner may obtain indemnification only if the General Partner is successful in defending the action and the court specifically approves the indemnification or, if the action is settled, the court specifically approves the settlement and the indemnification of such settlement. To the extent that any indemnification is paid, the assets of the Partnership will be depleted and the return to a limited partner on his investment may be impaired. As the result of this indemnification arrangement, purchasers of Partnership Units may have a more limited right of action than they would have absent the indemnification provisions in the

Partnership Agreement. Furthermore, purchasers of Partnership Units should bear in mind that adequate legal remedies may not be available or affordable in the event they believe that fiduciary obligations have been breached.

ITEM 2.      PROPERTIES

The Partnership owns no physical properties.

ITEM 3.      LEGAL PROCEEDINGS

The Partnership has no material pending legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31,1996, the number of security holders is as follows:

                                        Number of              Number of
                                          Units              Record Holders
                                     ---------------        ----------------
     Limited Partners                   200,000                   1,690
                                     ===============        ================

These securities are all of the same class, namely, limited partnership interests (units) and were registered pursuant to a registration statement filed under the Securities Act of 1934. The total offering was 200,000 units at $100.00 per unit.

No broker or dealer currently makes a market in the units of the Partnership. Accordingly, there are no published price or trading volume figures available for the units. The units have been transferred on an extremely limited extent from time-to-time since the inception of the Partnership; however, the market for the units is highly restricted and sporadic, especially in view of the investor suitability requirements imposed on new purchasers by the various state blue sky laws.

ITEM 6.      SELECTED FINANCIAL DATA

Statement of Operations Information (in thousands, except per unit amounts)

                              Years Ended December 31,

                                     1996       1995     1994      1993       1992
                                   -------    -------   ------    -------    -------
Interest income ................   $   254    $   332    $ 364    $   692    $ 1,587
Recovery of reserved receivables       250          0       63          0      1,078
General and administrative .....       (64)       (22)     (13)        (1)         0

Provision for possible losses ..    (1,099)    (1,900)    (347)    (3,834)    (4,121)
                                   -------    -------    -----    -------    -------
Net (loss) income ..............   $  (659)   $(1,590)   $  67    $(3,143)   $(1,456)
                                   =======    =======    =====    =======    =======
Net (loss) income per average
  number of limited partnership
  units outstanding ............   $ (3.26)   $ (7.87)   $ .33    $(15.56)   $ (7.21)
                                   =======    =======    =====    =======    =======
Cash distributions per average
  number of limited partnership
  units outstanding ............   $     0    $  1.99    $2.49    $  1.26    $  7.34
                                   =======    =======    =====    =======    =======

Balance Sheet Information (in thousands)

                                           December 31,
                              1996     1995     1994     1993     1992
                             ------   ------   ------   ------   ------
Cash/interest receivable
(net of reserve) .........   $  633   $   41   $   33   $   31   $   49

Loans to affiliates
(net of reserve) .........      415    1,815    3,815    4,248    8,694

Receivables from affiliate      150        0        0        0        0
                             ------   ------   ------   ------   ------
Total Assets .............   $1,198   $1,856   $3,848   $4,279   $8,743
                             ======   ======   ======   ======   ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward looking statements reflecting the Partnership's expectations in the near future; however, many factors which may affect the actual results, especially changing regulations, are difficult to predict. Accordingly, there is no assurance that the Partnership's expectations will be realized.

Overview:

The following discussion should be read in conjunction with the Selected Financial Data (Item 6. of this Form 10-K) and the Partnership's Financial Statements and Notes thereto beginning on page F-1 of this Form 10-K. The bankruptcy proceeding and the Plan, which is discussed in detail in Item 1. Business, has had, and will continue to have, a material and substantial impact on the Partnership's liquidity, capital resources and results of operations, which are discussed below.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

The Meadow Wood Village Apartments, Ltd. Loan was reserved in its entirety December 31, 1995 resulting in a provision for loss of $1,900,000 in the prior year. This note and junior deed of trust were sold for $100,000 effective September 1, 1996. Subsequent to year-end, additional monies were received from Meadow Wood Village Apartments, Ltd. related to this note. These amounts received in January 1997 are reflected as a receivable from affiliate at December 31, 1996. The combined collections are reflected in the income statement as a recovery of reserved receivables in the amount of $250,000. Interest continued to accrue at 12.12% through the sale date. For the years ended December 31, 1996 and 1995, the Partnership recognized interest income of $154,000 and $233,000, respectively, related to this loan. Meadow Wood Village Apartments, Ltd. discontinued interest payments in 1996. When this loan was sold, the Partnership wrote-off the interest receivable balance of $173,000 related to this loan.

At December 31, 1996, the remaining balance of the IDM Corporation loan on the Beach and Lampson retail center was reserved in its entirety and an additional provision was recorded on the Harbor Plaza, Ltd. loan.

General and administrative expenses increased in 1996 mainly as a result of professional fees incurred for a fair value opinion on the Villa Redondo loan receivable. Additionally, the Partnership, along with certain affiliates, was involved in investor litigation. This litigation was settled in the current year and the Partnership paid $7,500 towards the settlement.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994.

Interest income decreased $32,000, or 9%, primarily as a result of the reduction in interest earned on the Meadow Wood Village Apartments, Ltd. note. The Partnership received principal payments on this note in late 1994 and early 1995 of $100,000 each.

General and administrative expenses increased $9,000, or 69%, primarily due to increased audit and tax fees paid in 1995.

Liquidity and Capital Resources:

In 1996, the Partnership's cash position increased by the partial collection of a loan receivable and the collection of interest income. The Partnership is in a liquid position at December 31, 1996 with cash balances of $576,000 and current liabilities of $1,000. The Partnership has no plans or commitments for any future capital expenditures.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 1997.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 15, 1996, acting under Board authorization, the Partnership engaged the accounting firm of Deloitte & Touche LLP to replace Arthur Andersen LLP as the Partnership's independent auditor. In connection with the purchase of 47.5% of the common stock of IDM Corporation (the parent of the General Partner of the General Partner) in April 1996 by S-P Properties, Inc., the accounting for the Partnership was transferred to Houston, Texas. Deloitte & Touche LLP acts as the primary independent auditor for other entities controlled by S-P Properties, Inc. and this change was caused entirely by the move of the accounting function and the desire to employ only one accounting firm. There were no disagreements with the predecessor auditors.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no directors or officers. The General Partner of the Registrant is IDM Participating Income General Partners' Co. - II, which also has no directors or officers. The General Partner of the General Partner of the Registrant is IDM Participating Income Corporation, a wholly owned subsidiary of IDM Corporation. The executive officers and Directors of IDM Participating Income Corporation are:

                                                              Approximate
Name                    Position                    Age       Time in Office
------------------------------------------------------------------------------
Steven M. Speier        President and Director      46           1 year

Thomas N. Thurber       Secretary                   46           1 year

Michele E. Johnson      Vice President and          32           1 year
                        Chief Financial Officer

Morris S. Cohen         Director                    59           2 years

William J. Carden       Director                    52           1 year

Steven M. Speier - Director, IDM Participating Income Corporation. Mr. Speier is a Certified Public Accountant who, after spending two years in public accounting, went into the banking industry in 1975. During his sixteen-year banking career, Mr. Speier managed a real estate loan portfolio of approximately $1.5 billion secured by properties throughout the United States. Mr. Speier brings to IDM Participating Income Corporation a broad real estate background that includes management, leasing, and disposition of all categories of commercial real estate. Mr. Speier also serves as a director of S-P Properties, Inc. Mr. Speier is a licensed real estate broker and has a master's degree in business administration from Grand Valley State University in Michigan.

Thomas N. Thurber - Secretary, IDM Participating Income Corporation. Mr. Thurber is a Certified Public Accountant who began his career with Arthur Andersen & Co. in 1972. In 1979, he joined a major publicly traded real estate development firm
(Daon) where he became Controller for U.S. Operations. Subsequently, Mr. Thurber served as Director of Real Estate for a developer of retail properties and Chief Financial Officer of a trust with significant investments in commercial real estate. From 1995 to present, Mr. Thurber has served as President of S-P Properties, Inc., the corporate general partner of five widely held limited partnerships. Mr. Thurber holds a bachelor's degree in accounting from Florida State University.

Michele E. Johnson - Vice President and Chief Financial Officer, IDM Participating Income Corporation. Ms. Johnson is the current Chief Financial Officer of S-P Properties, Inc. and IDM Corporation, both real estate companies involved in widely held partnerships reporting to the SEC. Ms. Johnson's previous experience includes five years as a Certified Public Accountant in Big-Six public accounting and three years with a consulting firm contracted to manage and liquidate Resolution Trust Corporation receiverships. Ms. Johnson graduated from the University of Texas with a degree in accounting in 1986.

Morris S. Cohen - Director, IDM Participating Income Corporation. Mr. Cohen's extensive real estate background includes negotiation of joint venture partnerships for property acquisitions, production of syndication packages and direct responsibilities for operations, finance, sales, leasing and property management. Mr. Cohen was a senior level officer with major public and privately held real estate companies and served as President of IDM Participating Income Corporation from April 1995 to October 1996. Mr. Cohen is a graduate of Queens College.

William J. Carden - Director, IDM Participating Income Corporation. Mr. Carden is the founder and President of CGS Real Estate Company, Inc., which owns over one million square feet of commercial real estate. Mr. Carden founded DVM Properties, Inc. in 1974, which concentrated on rehabilitation of retail, office, industrial, and commercial real estate. Mr. Carden is a former Director of Bay Financial, a New York Stock Exchange Company, and currently serves as a director of S-P Properties, Inc. and Property Secured Investments, Inc.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any director or officer during the past five years.

ITEM 11.      MANAGEMENT REMUNERATION

The Registrant is a California Limited Partnership and has no officers or directors. No options to purchase securities of the Registrant have been granted to any person.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described in Item 1. Business, the Registrant has loaned funds to IDM Corporation, the parent of the General Partner of the General Partner and to other affiliated partnerships.

In April 1996, IDM Corporation, the parent of the General Partner of the General Partner, entered into a Stock Purchase Agreement with S-P Properties, Inc. Under this agreement, S-P Properties, Inc. purchased 4,006,589 newly issued shares of IDM Corporation common stock, representing 47.5% of the issued and outstanding common stock of IDM Corporation. In conjunction with the stock purchase, the Registrant granted an option to S-P Properties, Inc. to purchase the Villa Redondo note and junior deed of trust, which is fully reserved and has a net book value of $0, for $300,000. The prior Board of Directors of IDM Corporation approved the option. The option price was determined by commissioning a national valuation firm to issue a fairness opinion. This option expires December 31, 1997.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.  EXHIBITS:

      (3) The Amended and Restated Agreement of Limited Partnership previously filed as Exhibit 3 to the Registrant's Registration of Securities on Form 10 dated April 28, 1988 (Registration No. 0-16832) which is incorporated herein by reference.

      (10)  Master Loan Agreement and Participating Notes previously filed as
            Exhibit 10 to the Registrant's Registration of Securities on Form 10 dated April 28, 1988 (Registration No. 0-16832) which is incorporated herein by reference.

      (27)  Financial Data Schedule

      (28) The Disclosure Statement and Joint Plan of Reorganization of IDM Corporation and its Affiliated Debtors previously filed as Exhibit 28 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 filed on April 14, 1993 (Commission No. 0-16832) which is incorporated herein by reference.

B.  FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule and the report of the independent auditors thereon are included herein:

  1.  Schedule XII - Mortgage Loans on Real Estate - December 31, 1996

  All other schedules are omitted as they either are not required or are not applicable, or the required information is set forth in the financial statements and notes thereto.

C.  REPORTS ON FORM 8-K

  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IDM PARTICIPATING INCOME COMPANY-II,
                                          a California Limited Partnership

                                          IDM PARTICIPATING INCOME CORPORATION
                                          General Partner of the General Partner

Date:   March 26, 1997                /s/ STEVEN M. SPEIER
                                          Steven M. Speier
                                          President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   March 26, 1997                /s/ STEVEN M. SPEIER
                                          Steven M. Speier
                                          President and Director
                                          IDM Participating Income Corporation

Date:   March 26, 1997                /s/ WILLIAM J. CARDEN
                                          William J. Carden
                                          Director
                                          IDM Participating Income Corporation

Date:   March 26, 1997                /s/ MORRIS S. COHEN
                                          Morris S. Cohen
                                          Director
                                          IDM Participating Income Corporation

Date:   March 26, 1997                /s/ MICHELE E. JOHNSON
                                          Michele E. Johnson
                                          Chief Financial Officer
                                          IDM Participating Income Corporation

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Partners of
IDM Participating Income Company - II

We have audited the financial statements of IDM Participating Income Company - II, a California limited partnership, (the "Partnership") as of December 31, 1996, and for the year then ended and have issued our report thereon dated March 17, 1997. Our audit also included the financial statement schedule of IDM Participating Income Company-II listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 17, 1997

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Partners of
IDM Participating Income Company - II

We have audited in accordance with generally accepted auditing standards, the financial statements of IDM Participating Income Company-II included in this Form 10-K and have reissued our report thereon dated March 8, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Orange County, California
March 8, 1996

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                                 (in thousands)

                  Schedule XII - Mortgage Loans on Real Estate
                                December 31, 1996

COLUMN A                              COLUMN B   COLUMN C   COLUMN D   COLUMN E
--------                              --------   --------   --------   --------
Description                            Final      Prior       Face     Carrying
                                      Maturity    Liens       Amount    Amount
                                        Date                    Of        Of
                                                            Mortgages  Mortgages
--------------------------------------------------------------------------------
First Mortgages:
Retail complex - Beach & Lampson,
  Stanton, CA .......................  Dec 1997   $    0    $   859(2)  $   859
Office Bldg. - Harbor Plaza, Ltd.,
  Port Hueneme, CA ..................  Dec 1997        0      1,380(1)    1,380
Second Mortgages:
Apt. Complex - Villa Redondo,
  Long Beach, CA ....................  Dec 1997    7,983      7,100(3)    7,100

Reserve for possible losses .........                  0          0      (8,924)
                                                  ------    -------     -------
               Total ................             $7,983    $ 9,339     $   415
                                                  ======    =======     =======

Column A:  All debtors are IDM corporation and other affiliates.

Column D:   (1)   The secured portion of this loan bears interest at 8%.
            (2)   The secured portion of this loan bears interest at 8%. The undersecured portion of the loan has been repaid with newly issued IDM stock.
            (3)   The secured portion of this loan bears interest at 8%. The undersecured portion of the loan has been replaced with a non-interest-bearing loan.

RECONCILIATION FOR 1996, 1995, AND 1994:

                                       1996       1995       1994
                                      -------    -------    -------
Balance at beginning  of year .....   $ 1,815    $ 3,815    $ 4,248

Additions during year:
     New mortgage loans ...........         0          0          0

Deductions during year:
     Collections of principal .....      (474)      (100)      (100)
     Provisions for possible losses      (926)    (1,900)      (333)
                                      -------    -------    -------
Balance at close of year ..........   $   415    $ 1,815    $ 3,815
                                      =======    =======    =======

The reserve is based on management's assessment of the loans outstanding, the outcome of IDM's plan of reorganization and on prevailing and anticipated economic conditions.

                          INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
         Independent Auditors' Reports                            F-2

         Balance Sheets - December 31, 1996 and 1995              F-3

         Statements of Operations and Partners' Capital -         F-4
         for the years ended December 31, 1996, 1995, and 1994

         Statements of Cash Flows - for the years ended           F-5
         December 31, 1996, 1995, and 1994

         Notes to Financial Statements                            F-6

INDEPENDENT AUDITORS' REPORT

To the Partners of IDM Participating Income Company - II:

We have audited the accompanying balance sheet of IDM Participating Income Company - II, a California limited partnership, (the "Partnership") as of December 31, 1996, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDM Participating Income Company - II as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 17, 1997

INDEPENDENT AUDITORS' REPORT

To the Partners of IDM Participating Income Company - II:

We have audited the accompanying balance sheet of IDM Participating Income Company - II (the "Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the two years ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDM Participating Income Company - II as of December 31, 1995, and the results of its operations an its cash flows for each of the two years ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the financial condition of various affiliated entities to which the Partnership has loaned funds raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts that might result should the Partnership be unable to continue as a going concern.

/s/ Arthur Andersen LLP

Orange County, California
March 8, 1996

                                      F-2A

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                                 Balance Sheets
                           December 31, 1996 and 1995
                       (in thousands, except unit amounts)

                                     ASSETS
                                                    1996         1995
                                                   ------       ------
Cash .......................................       $  576       $   14

Loans to affiliates (Note 2):
     Interest receivable ...................           57           27

     Principal, less reserve for possible
     losses of $8,924 and $9,898 at
     December 31, 1996 and 1995,
     respectively ..........................          415        1,815

Receivable from affiliate (Note 2) .........          150            0
                                                   ------       ------
                                                   $1,198       $1,856
                                                   ======       ======

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable ...........................       $    1       $    0

COMMITMENTS AND CONTINGENCIES (Note 3)

General partner ............................          436          442

Limited partners:
200,000 units authorized,
200,000 issued and outstanding .............          761        1,414
                                                   ------       ------
Total Partners' capital ....................        1,197        1,856
                                                   ------       ------
Total Liabilities and Partners' capital ....       $1,198       $1,856
                                                   ======       ======

   The accompanying notes are an integral part of these financial statements.

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                  Statement of Operations and Partners' Capital
                    For The Year Ended December 31, 1996
                (in thousands, except unit and per unit amounts)

                                                 General    Limited
                                                 Partner    Partners     Total
                                                ---------   --------    -------
Interest income (Note 2) ....................   $       3    $   251    $   254

Recovery of reserved receivables (Note 2) ...           3        247        250

Provision for possible losses (Note 2) ......         (11)    (1,088)    (1,099)

General and administrative expenses .........          (1)       (63)       (64)
                                                ---------    -------    -------
     Net loss ...............................          (6)      (653)      (659)

Partners' capital - beginning of year .......         442      1,414      1,856

Distributions to partners ...................           0          0          0
                                                ---------    -------    -------
Partners' capital - end of year .............   $     436    $   761    $ 1,197
                                                =========    =======    =======
Net loss per average limited
     partnership unit outstanding ...........                $ (3.26)
                                                             =======
Average number of limited
     partnership units outstanding ..........                200,000
                                                             =======

   The accompanying notes are an integral part of these financial statements.

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                  Statement of Operations and Partners' Capital
                    For The Year Ended December 31, 1995
                (in thousands, except unit and per unit amounts)

                                                 General    Limited
                                                 Partner    Partners     Total
                                                ---------   --------    -------
Interest income (Note 2) ....................   $       3    $   329    $   332

General and administrative expenses .........           0        (22)       (22)

Provision for possible losses (Note 2) ......         (19)    (1,881)    (1,900)
                                                ---------    -------    -------
     Net loss ...............................         (16)    (1,574)    (1,590)

Partners' capital - beginning of year .......         462      3,386      3,848

Distributions to partners ...................          (4)      (398)      (402)
                                                ---------    -------    -------
Partners' capital - end of year .............   $     442    $ 1,414    $ 1,856
                                                =========    =======    =======
Net loss per average limited ................
     partnership unit outstanding                            $ (7.87)
                                                             =======
Average number of limited ...................
     partnership units outstanding                           200,000
                                                             =======

   The accompanying notes are an integral part of these financial statements.

                                      F-4A

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                  Statement of Operations and Partners' Capital
                    For The Year Ended December 31, 1994
                (in thousands, except unit and per unit amounts)

                                                 General    Limited
                                                 Partner    Partners     Total
                                                ---------   --------    -------
Interest income (Note 2) ....................   $       4    $   360    $   364

Recovery of reserved receivables (Note 2) ...           1         62         63

Provision for possible losses ...............          (3)      (344)      (347)

General and administrative expenses .........           0        (13)       (13)
                                                ---------    -------    -------
Net income ..................................           2         65         67

Partners' capital - beginning of year .......         465      3,814      4,279

Distributions to partners ...................          (5)      (493)      (498)
                                                ---------    -------    -------
Partners' capital - end of year .............   $     462    $ 3,386    $ 3,848
                                                =========    =======    =======
Net income per average limited ..............
     partnership unit outstanding                            $   .33
                                                             =======
Average number of limited ...................
     partnership units outstanding                           200,000
                                                             =======

   The accompanying notes are an integral part of these financial statements.

                                      F-4B

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                            Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995, and 1994
                                 (in thousands)

                                                     1996       1995      1994
                                                    -------    -------    -----
Cash flows from operating activities:

Net (loss) income ...............................   $  (659)   $(1,590)   $  67

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

     Recovery of reserved receivables ...........         0          0      (14)
     Provision for possible losses...............     1,099      1,900      347
     (Increase) decrease in interest ............      (203)         1        1
        receivable ..............................
     Increase in receivable from affiliate             (150)         0        0
     Increase in accounts payable ...............         1          0        0
                                                    -------    -------    -----
     Net cash provided by operating
        activities...............................        88        311      401
                                                    -------    -------    -----
Cash flows from investing activities:

   Collections from loans to affiliates .........       474        100      100
                                                    -------    -------    -----
     Net cash provided by
        investing activities.....................       474        100      100
                                                    -------    -------    -----
Cash flows from financing activities:

   Distributions to partners ....................         0       (402)    (498)
                                                    -------    -------    -----
     Net cash used in
        financing activities ....................         0       (402)    (498)
                                                    -------    -------    -----
   Net increase in cash .........................       562          9        3

     Cash at beginning of year...................        14          5        2
                                                    -------    -------    -----
     Cash at end of year ........................   $   576    $    14    $   5
                                                    =======    =======    =====

   The accompanying notes are an integral part of these financial statements.

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                          Notes to Financial Statements


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REORGANIZATION

IDM was impacted by an economic recession, especially the decline in real estate values, the state of disarray in the savings and loan industry and the limited availability of commercial real estate loans from domestic and international banks. In addition, IDM's source of public funds was critically reduced in July 1991, as the majority of the dealers who sold IDM partnership units stopped selling these units. Subsequently, IDM suspended distributions to investors and on July 10, 1992, IDM, together with certain affiliates, filed for protection under Chapter 11 of the United States Bankruptcy Code. The Chapter 11 filing allowed IDM as debtor in possession to continue its business operations without interruption under the supervision of the bankruptcy court. On March 10, 1993, an order confirming the Reorganization Plan of IDM (the "Plan") was entered by the United States Bankruptcy Court for the Central District of California, Northern Division. The Plan became effective on March 22, 1993.

BASIS OF FINANCIAL STATEMENTS

The Partnership maintains its books and prepares its financial statements in accordance with generally accepted accounting principles. However, the Partnership prepares its tax return on the accrual basis of accounting as defined by the Internal Revenue Code with adjustments to reconcile book and taxable income (loss) for differences in the treatment of certain income and expense items. The accompanying financial statements do not reflect any provision for federal or state income taxes since such taxes are the obligation of the individual partners.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

IDM Participating Income Company - II
Notes to Financial Statements
Page two

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1996 and 1995 consist of cash, loans to affiliates, receivable from affiliate, and accounts payable. The fair value of cash and accounts payable approximates the carrying value due to the short-term nature of these items. Management was unable to determine the fair value of loans to affiliates and receivable from affiliate due to the related party nature of these receivables.

LOANS TO AFFILIATES

The reserve for possible losses is established by provisions charged to expense. The reserve is based on management's assessment of the loans outstanding, the outcome of IDM's plan of reorganization and on prevailing and anticipated economic conditions. The valuation of the loans outstanding depends on the valuation of the properties securing such loans. The Partnership regularly evaluates the properties securing such loans for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Future undiscounted cash flows of the properties securing such loans are estimated and compared to the carrying amount of the loans to determine if impairment has occurred. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the loans, the Partnership shall recognize a reserve to reduce the carrying amount of the outstanding loan.

Because the determination of fair value is based upon projection of future economic events, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

REVENUE RECOGNITION

Interest income is recognized as provided for under the Plan except for when, in the opinion of management, such amounts are uncollectible.

CALCULATION OF NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is determined by dividing net income (loss) by the number of limited partnership units outstanding, 200,000.

                                      F-6A

IDM Participating Income Company - II
Notes to Financial Statements
Page three

2.   LOANS TO AFFILIATES

The Partnership made senior and junior mortgage loans to provide financing to IDM Corporation and its affiliated companies as follows (in thousands):

                                          1996                             1995
                              -----------------------------   -----------------------------
                              Balance    Reserve      Net     Balance     Reserve      Net
                              -------    -------    -------   --------    -------    ------
IDM Corporation:
   Villa Redondo
   Long Beach, CA
   (due 12/97) ............   $ 7,100    $(7,100)   $     0   $  7,100    $(7,100)   $    0

   Beach & Lampson
   Stanton, CA
   (due 12/97) ............       859       (859)         0      1,333       (333)    1,000

Other affiliated companies:
   Meadow Wood Village
   Apartments, Ltd. .......
   Long Beach, CA
   (due 6/95) .............         0          0          0      1,900     (1,900)        0

   Harbor Plaza, Ltd. .....
   Port Hueneme, CA
   (due 12/97) ............     1,380       (965)       415      1,380       (565)      815
                              -------    -------    -------   --------    -------    ------
                              $ 9,339    $(8,924)   $   415   $ 11,713    $(9,898)   $1,815
                              =======    =======    =======   ========    =======    ======

Prior to the bankruptcy, the loan terms included interest at 12.12% payable monthly with all principal due at maturity. The accrual of interest on affected loans ceased July 10, 1992 with the bankruptcy filing of certain of the borrowers. As of December 31, 1996, the Partnership has total debt from affiliates which is adequately collateralized ("Secured Debt") of $415,000 and total undercollateralized debt from affiliates ("Undersecured Debt") of $8,924,000.

In April 1996, IDM Corporation, the parent of the General Partner of the General Partner, entered into a Stock Purchase Agreement with S-P Properties, Inc. Under this agreement, S-P Properties, Inc. purchased 4,006,589 newly issued shares of IDM Corporation common stock, representing 47.5% of the issued and outstanding common stock of IDM Corporation. In conjunction with the stock purchase, the Partnership granted an option to S-P Properties, Inc. to purchase the Villa Redondo note and junior deed of trust, which is fully reserved and has a net book value of $0, for $300,000. The option was approved by the prior Board of Directors of IDM Corporation. The option price was determined by commissioning a national valuation firm to issue a fairness opinion. This option expires December 31, 1997.

The remaining Secured Debt is related to Harbor Plaza, Ltd. Effective January 1, 1994, this borrower's cash flow situation improved and was sufficient to resume current payments of interest at 8% in accordance with the Plan. For each of the three years ended December 31, 1996, the Partnership recognized interest income of $99,000 related to this loan.

                                      F-6B

IDM Participating Income Company - II
Notes to Financial Statements
Page four

The Beach & Lampson loan was reserved in its entirety during 1996 resulting in a net book value of $0. To the extent that cash flow is available, the Partnership will receive all of its allowed Secured Debt of this loan with interest at 8% per year though December 31, 1997. No interest has been accrued on this loan since the bankruptcy filing. During 1996, IDM Corporation sold Pad F of the Beach and Lampson retail center for $525,000. The net sales proceeds received of $474,085 were repaid to the Partnership and applied as a principal reduction on this loan.

The Meadow Wood Village Apartments, Ltd. loan, which was unaffected by the above-mentioned bankruptcy, was reserved in its entirety during 1995 resulting in a net book value of $0. This note and junior deed of trust were sold for $100,000 effective September 1, 1996. Subsequent to year-end, additional monies were received from Meadow Wood Village Apartments, Ltd. related to this note. These amounts received in January 1997 are reflected as a receivable from affiliate at December 31, 1996. The combined collections are reflected in the income statement as a recovery of reserved receivables in the amount of $250,000. Interest continued to accrue at 12.12% through the sale date. For the years ended December 31, 1996, 1995, and 1994, the Partnership recognized interest income of $154,000, $233,000 and $251,000, respectively, related to this loan. Meadow Wood Village Apartments, Ltd. discontinued interest payments in 1996. When this loan was sold, the Partnership wrote-off the interest receivable balance of $173,000 related to this loan.

3.   COMMITMENTS AND CONTINGENCIES

Section 16 of the Partnership Agreement provides for indemnification of the General Partner by the Partnership under certain circumstances. Generally, the General Partner may be indemnified out of Partnership assets for any loss or liability arising for its conduct whenever such course of conduct does not constitute fraud, gross negligence, or gross misconduct. Indemnification for securities laws violations may be allowed only in certain limited circumstances (see Section 16.2 of the Partnership Agreement). In the case of liability arising from an alleged violation of the securities laws, the General Partner may obtain indemnification only if the General Partner is successful in defending the action and the court specifically approves the indemnification or, if the action is settled, the court specifically approves the settlement and the indemnification of such settlement. To the extent that any indemnification is paid, the assets of the Partnership will be depleted and the return to a limited partner on his investment may be impaired. As the result of this indemnification arrangement, purchasers of Partnership Units may have a more limited right of action than they would have absent the indemnification provisions in the Partnership Agreement. Furthermore, purchasers of Partnership Units should bear in mind that adequate legal remedies may not be available or affordable in the event they believe that fiduciary obligations have been breached.

4.   FOURTH QUARTER ADJUSTMENTS

In December 1996, the Partnership reevaluated certain notes receivable and recorded valuation allowances, totaling approximately $926,000, related to these notes based on estimated net realizable value.

                                      F-6C