Form 10-Q
period 1997-03-31
IDM PARTICIPATING INCOME CO II
filed 1997-05-14
CIK 832475

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For Quarter ended March 31, 1997
                         Commission file number 0-16832

                       IDM Participating Income Company-II
                       (A California Limited Partnership)


     State of California                               33-0177934
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation  or organizaion)

 2424 S.E. Bristol Street, Suite 200
      Newport Beach, California                           92660
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (714) 225-7520

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Number of limited partnership interests outstanding as of March 31, 1997:
200,000

                           PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                     PAGE
                                                                    NUMBER
Balance Sheets - March 31, 1997 and December 31, 1996                 4

Statements of Operations - For the Three Months Ended
     March 31, 1997 and 1996                                          5
Statements of Cash Flows - For the Three Months Ended
     March 31, 1997 and 1996                                          6

Notes to Financial Statements                                         7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Overview:

The following discussion should be read in conjunction with the Partnership's Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The bankruptcy proceeding and the Plan has had, and will continue to have, a material and substantial impact on the Partnership's liquidity, capital resources and results of operations, which are discussed below.

Results of Operations:

Comparison of quarter ended March 31, 1997 to March 31, 1996.

Interest income decreased in 1997 as a result of the sale of the Meadow Wood Village, Ltd. note and junior deed of trust effective September 1, 1996. Interest continued to accrue at 12.12% through the sale date. For the quarter ended March 31, 1996, the Partnership recognized interest income of $57,000 related to this loan.

Meadow Wood Village, Ltd. discontinued interest payments in 1996. In the first quarter of 1996, interest receivable of $77,000 related to the Meadow Wood Village, Ltd. note was reserved in its entirety.

General and administrative expenses decreased in 1997 as a result of professional fees incurred for a fair value opinion on the Villa Redondo loan receivable incurred in 1996. No such costs were incurred in 1997.

Liquidity and Capital Resources:

During the quarter ended March 31, 1997, the Partnership's cash position increased by the collection of receivables to affiliates and the collection of interest income. The Partnership is in a liquid position at March 31, 1997 with cash balances of $707,000 and current liabilities of $17,000. The Partnership has no plans or commitments for any future capital expenditures.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 1997.

                     IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                      March 31, 1997  December 31, 1996
                                                      --------------  -----------------
ASSETS
------
Cash ...............................................    $  707,000        $  576,000

Loans to affiliates:

     Interest receivable ...........................         8,000            57,000

     Principal, less reserve for possible losses
     of $8,924,000 at March 31, 1997 and
     December 31, 1996 .............................       415,000           415,000

Receivable from affiliate ..........................        92,000           150,000
                                                        ----------        ----------
Total Assets .......................................    $1,222,000        $1,198,000
                                                        ==========        ==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable ...................................    $   17,000        $    1,000

Partners' capital:

General Partner ....................................       436,000           436,000
Limited Partners:
     200,000 units authorized,
     200,000 issued and outstanding ................       769,000           761,000
                                                        ----------        ----------
Total Partners' capital ............................     1,205,000         1,197,000
                                                        ----------        ----------
Total Liabilities and Partners'  capital ...........    $1,222,000        $1,198,000
                                                        ==========        ==========

                             See accompanying notes

                     IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1997 and 1996

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1997             1996
                                                     ---------        ---------
Interest income ..............................       $  25,000        $  82,000
General and administrative expenses ..........         (17,000)         (31,000)
Provision for possible losses ................               0          (77,000)
                                                     ---------        ---------
Net income (loss) ............................       $   8,000        $ (26,000)
                                                     =========        =========
Net income (loss) allocable to
   limited partners ..........................       $   8,000        $ (26,000)
                                                     =========        =========
Average number of limited
   partnership interests outstanding .........         200,000          200,000
                                                     =========        =========
Net income (loss) per limited
   partnership interest ......................       $    0.04        $   (0.13)
                                                     =========        =========

                             See accompanying notes

                     IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1997 and 1996

                                                                Three Months
                                                               Ended March 31,
                                                              1997      1996
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .....................................   $  8,000   $(26,000)
  Adjustments to reconcile net income (loss)
  to cash provided by (used in) operating activities:
     Decrease (increase) in interest receivable .........     49,000    (58,000)
     Decrease in receivable from affiliate ..............     58,000          0
     Provision for possible losses ......................          0     77,000
     Increase in accounts payable .......................     16,000          0
                                                            --------   --------
     Net cash provided by (used in) operating activities
      operating activities ..............................    131,000     (7,000)
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections of loans from affiliates ..................          0          0
                                                            --------   --------
    Net cash provided by  investing activities ..........          0          0
                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners .............................          0          0
                                                            --------   --------
    Net cash used in financing activities ...............          0          0
                                                            --------   --------
NET INCREASE IN CASH ....................................    131,000     (7,000)

   Cash beginning of period .............................    576,000     14,000
                                                            --------   --------
   Cash end of period ...................................   $707,000   $  7,000
                                                            ========   ========

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                          Notes to Financial Statements

BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of the Partnership for the year ended December 31, 1996.

                      PART IV - OTHER INFORMATION

ITEM 14.      EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS:

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation
S-K.

(27)  Financial Data Schedule

B.   REPORTS ON FORM 8-K

None.
                               SIGNATURES

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

                                       IDM PARTICIPATING INCOME COMPANY-II,
                                       a California Limited Partnership

                                       IDM PARTICIPATING INCOME CORPORATION
                                       General Partner of the General Partner

Date:   April 30, 1997                 /s/ STEVEN M. SPEIER
                                           Steven M. Speier
                                           President and Director