Form 10-Q
period 1997-06-30
IDM PARTICIPATING INCOME CO II
filed 1997-07-31
CIK 832475

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                          June 30, 1997
                       ------------------------------------------------------
Commission file number                        0-16832
                       ------------------------------------------------------

                       IDM Participating Income Company-II
                       (A California Limited Partnership)

         State of California                           33-0177934
--------------------------------------    -------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

 2424 S.E. Bristol Street, Suite 200
      Newport Beach, California                           92660
--------------------------------------    -------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
including area code:                              (714) 225-7520
                                          -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

Number of limited partnership interests outstanding as of June 30, 1997: 200,000

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                 Page number
                                                                 -----------
Balance Sheets - June 30, 1997 and December 31, 1996                  4

Statements of Operations - For the Six Months Ended
June 30, 1997 and 1996 and the Three Months Ended
June 30, 1997 and 1996                                                5

Statements of Cash Flows - For the Six Months Ended
June 30, 1997 and 1996                                                6

Notes to Financial Statements                                         7

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

Results of Operations:

Comparison of 1997 to 1996.

Interest income decreased in 1997 as a result of the sale of the Meadow Wood Village, Ltd. note and junior deed of trust effective September 1, 1996. Interest continued to accrue at 12.12% through the sale date. For the six months and three months ended June 30, 1996, the Partnership recognized interest income of $114,000 and $57,000, respectively, related to this loan.

Meadow Wood Village, Ltd. discontinued interest payments in 1996. For the six months and three months ended June 30, 1996, interest receivable of $134,000 and $57,000 related to the Meadow Wood Village, Ltd. note was reserved in its entirety. This loan was sold in 1996 and no such reserves were incurred in 1997.

General and administrative expenses were unchanged for the six month period ended June 30, 1997 when compared to the same period in 1996. This is the result of an increase in accounting and legal fees in 1997. This increase was offset by a reduction in other professional fees incurred for a fair value opinion on the Villa Redondo loan receivable in 1996. No such costs were incurred in 1997.

For the three month period ended June 30, 1997, when compared to the same period in 1996, general and administrative expenses increased by $16,000. This is the result of an increase in accounting and legal fees in 1997 when compared to the same period in the prior year.

Liquidity and Capital Resources:

During the six months ended June 30, 1997, the Partnership's cash position increased by the collection of receivables to affiliates and the collection of interest income. The Partnership is in a liquid position at June 30, 1997 with cash balances of $494,000 and current liabilities of $10,000. The Partnership has no commitments for any future capital expenditures.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 1997.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                               June 30, 1997   December 31, 1996
                                               -------------   -----------------
ASSETS

Cash                                           $     494,000   $         576,000

Loans to affiliates:

     Interest receivable                              15,000              57,000

     Principal, less reserve for possible
     losses of $2,124,000 at June 30, 1997
     and $8,924,000 at December 31, 1996             615,000             415,000

Receivable from affiliate                             92,000             150,000
                                               -------------   -----------------

Total Assets                                   $   1,216,000   $       1,198,000
                                               =============   =================

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $      10,000   $           1,000


Partners' capital:

General Partner                                      436,000             436,000
Limited Partners:
     200,000 units authorized,
     200,000 issued and outstanding                  770,000             761,000
                                               -------------   -----------------

Total Partners' capital                            1,206,000           1,197,000
                                               -------------   -----------------

Total Liabilities and Partners' capital        $   1,216,000   $       1,198,000
                                               =============   =================

                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 1997 and 1996
              and for the Three Months Ended June 30, 1997 and 1996

                                           Six Months Ended           Three Months Ended
                                               June 30,                     June 30,
                                       ------------------------    ------------------------
                                          1997          1996          1997          1996
                                       ----------    ----------    ----------    ----------
Interest income                        $   56,000    $  173,000    $   31,000    $   91,000
General and administrative expenses       (47,000)      (47,000)      (32,000)      (16,000)
Provision for possible losses                --        (134,000)         --         (57,000)
                                       ----------    ----------    ----------    ----------
Net income (loss)                      $    9,000    $   (8,000)   $   (1,000)   $   18,000
                                       ----------    ----------    ----------    ----------
Net income (loss) allocable to
   limited partners                    $    9,000    $   (8,000)   $   (1,000)   $   18,000
                                       ==========    ==========    ==========    ==========
Average number of limited
   partnership interests outstanding      200,000       200,000       200,000       200,000
                                       ==========    ==========    ==========    ==========
Net income (loss) per limited
   partnership interest                $     0.05    $    (0.04)   $    (0.01)   $     0.09
                                       ==========    ==========    ==========    ==========

                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996

                                                       Six Months Ended June 30,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $   9,000    $  (8,000)
   Adjustments to reconcile net income (loss)
   to cash provided by (used in) operating activities:
      Decrease (increase) in interest receivable            42,000     (132,000)
      Decrease in receivable from affiliate                 58,000            0
      Provision for possible losses                              0      134,000
      Increase in accounts payable                           9,000            0
                                                         ---------    ---------

      Net cash provided by (used in)
       operating activities                                118,000       (6,000)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to affiliates                                    (200,000)           0
   Collections of loans from affiliates                          0            0
                                                         ---------    ---------

      Net cash used in investing activities               (200,000)           0
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                     0            0
                                                         ---------    ---------

      Net cash used in financing activities                      0            0
                                                         ---------    ---------

NET DECREASE IN CASH                                       (82,000)      (6,000)

      Cash beginning of period                             576,000       14,000
                                                         ---------    ---------

      Cash end of period                                 $ 494,000    $   8,000
                                                         =========    =========

                             See accompanying notes

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                          Notes to Financial Statements


1.      BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of the Partnership for the year ended December 31, 1996.

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

                                   IDM PARTICIPATING INCOME COMPANY-II,
                                   a California Limited Partnership

                                   IDM PARTICIPATING INCOME CORPORATION
                                   General Partner of the General Partner

Date: July 15, 1997                STEVEN M. SPEIER
                                   Steven M. Speier
                                   President and Director