Form 10-Q
period 1997-09-30
IDM PARTICIPATING INCOME CO II
filed 1997-11-12
CIK 832475

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter ended                     September 30, 1997
                      ----------------------------------------------------
Commission file number                     0-16832
                      ----------------------------------------------------

                       IDM Participating Income Company-II
                       (A California Limited Partnership)


        State of California                        33-0177934
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)



2424 S.E. Bristol Street, Suite 200
     Newport Beach, California                       92660
----------------------------------------  --------------------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone
number, including area code:                   (714) 225-7520
                              -----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

Number of limited partnership interests outstanding as of September 30, 1997:
200,000

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Balance Sheets - September 30, 1997 and December 31, 1996                   4

Statements of Operations - For the Nine Months Ended September 30,
1997 and 1996 and the Three Months Ended September 30, 1997 and 1996        5

Statements of Cash Flows - For the Nine Months Ended September
30, 1997 and 1996                                                           6

Notes to Financial Statements                                               7

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

Results of Operations:

Comparison of 1997 to 1996.

Interest income decreased in 1997 primarily as a result of the sale of the Meadow Wood Village, Ltd. note and junior deed of trust effective September 1, 1996. Interest continued to accrue at 12.12% through the sale date. For the nine months and three months ended June 30, 1996, the Partnership recognized interest income of $173,000 and $58,000, respectively, related to this loan.

Meadow Wood Village, Ltd. discontinued interest payments in 1996. For the nine months and three months ended September 30, 1996, interest receivable of $192,000 and $58,000 related to the Meadow Wood Village, Ltd. note was reserved in its entirety. This loan was sold in 1996 and no such reserves were incurred in 1997.

During the third quarter of 1997 the Partnership received additional earnings reflected in the Statement of Operations in the amount of $100,000. This amount represents a payment towards a promissory note which had previously been reserved in its entirety.

General and administrative expenses decreased $15,000 for the nine months ended September 30, 1997 when compared to the same period in 1996. This decrease was principally the result of professional fees incurred for a fair value opinion on the Villa Redondo loan receivable in 1996. No such costs were incurred in 1997. This decrease was partially offset by an increase in accounting and legal fees in 1997.

For the three month period ended September 30, 1997, when compared to the same period in 1996, general and administrative expenses decreased by $15,000. This is the result of a decrease in accounting and legal fees incurred during the quarter.

Liquidity and Capital Resources:

During the nine months ended September 30, 1997, the Partnership's cash position decreased primarily as a result of loans to affiliates. This decrease was partially offset by the recovery of reserved receivables and the collection of interest income. The Partnership is in a liquid position at September 30, 1997 with cash balances of $290,000 and current liabilities of $2,000. The Partnership has no commitments for any future capital expenditures.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 1997.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996


                                                     September 30,  December 31,
                                                          1997          1996
                                                      ----------    ----------
ASSETS

Cash ..............................................   $  290,000    $  576,000

Loans to affiliates:


   Interest receivable ............................       10,000        57,000

   Principal, less reserve for possible losses
   of $2,024,000 at September 30, 1997 and
   $8,924,000 at December 31, 1996 ................      769,000       415,000

Receivable from affiliate .........................      265,000       150,000
                                                      ----------    ----------

Total Assets ......................................   $1,334,000    $1,198,000
                                                      ==========    ==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable ..................................   $    2,000    $    1,000


Partners' capital:

General Partner ...................................      436,000       436,000
Limited Partners:
   200,000 units authorized,
   200,000 issued and outstanding .................      896,000       761,000
                                                      ----------    ----------
Total Partners' capital ...........................    1,332,000     1,197,000
                                                      ----------    ----------
Total Liabilities and Partners' capital ...........   $1,334,000    $1,198,000
                                                      ==========    ==========
                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1997 and 1996
           and for the Three Months Ended September 30, 1997 and 1996

                                         Nine Months Ended        Three Months Ended
                                            September 30,            September 30,
                                      ----------------------   -----------------------
                                         1997         1996         1997         1996
                                      ---------    ---------    ---------    ---------
Interest income ...................   $  84,000    $ 247,000    $  28,000    $  74,000
Recovery of reserved receivables ..     100,000            0      100,000            0
General and administrative expenses     (49,000)     (64,000)      (2,000)     (17,000)
Provision for possible losses .....           0     (192,000)           0      (58,000)
                                      ---------    ---------    ---------    ---------
Net income (loss) .................   $ 135,000    $  (9,000)   $ 126,000    $  (1,000)
                                      ---------    ---------    ---------    ---------
Net income (loss) allocable to
  limited partners ................   $ 135,000    $  (9,000)   $ 126,000    $  (1,000)
                                      =========    =========    =========    =========
Number of limited partnership
  interests outstanding ...........     200,000      200,000      200,000      200,000
                                      =========    =========    =========    =========
Net income (loss) per limited
  partnership interest ............   $    0.68    $   (0.05)   $    0.63    $   (0.01)
                                      =========    =========    =========    =========

                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1997 and 1996

                                                    Nine Months Ended September 30,
                                                    -------------------------------
                                                         1997              1996
                                                      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ................................. $ 135,000         $  (9,000)
  Adjustments to reconcile net income (loss)
    to cash provided by (used in) operating activities:
      Decrease (increase) in interest receivable ....    47,000          (198,000)
      Recovery of reserved receivables ..............  (100,000)                0
      Provision for possible losses .................         0           192,000
      Increase in accounts payable ..................     1,000             2,000
                                                      ---------         ---------
      Net cash used in operating activities .........    83,000           (13,000)
                                                      ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to affiliates ...............................  (373,000)                0
  Collections of loans from affiliates ..............     4,000           474,000
                                                      ---------         ---------
      Net cash (used in) provided by
        investing activities ........................  (369,000)          474,000
                                                      ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners .........................         0                 0
                                                      ---------         ---------
      Net cash used in financing activities .........         0                 0
                                                      ---------         ---------
NET (DECREASE) INCREASE IN CASH .....................  (286,000)          461,000

  Cash beginning of period ..........................   576,000            14,000
                                                      ---------         ---------
  Cash end of period ................................ $ 290,000         $ 475,000
                                                      =========         =========

                             See accompanying notes

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                          Notes to Financial Statements


1.  BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1997 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of the Partnership for the year ended December 31, 1996.

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

                                   IDM PARTICIPATING INCOME COMPANY-II,
                                   a California Limited Partnership

                                   IDM PARTICIPATING INCOME CORPORATION
                                   General Partner of the General Partner


Date:  October 27, 1997           STEVEN M. SPEIER
                                  Steven M. Speier
                                  President and Director