Form 10-K405
period 1997-12-31
IDM PARTICIPATING INCOME CO II
filed 1998-03-31
CIK 832475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission file number: 0-16832

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

       Registrant's telephone number, including area code: (714) 225-7520
          (Former name or former address, if changed since last report)

             Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED

  None                                                  None

           Securities registered pursuant to Section 12(g) of the Act:

                        200,000 LIMITED PARTNERSHIP UNITS

                                 Title of class

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K, not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

State the aggregate market value of the limited partnership units held by non-affiliates computed by reference to the price at which the units were sold, or the average bid and asked prices of such units, as of a specified date within the past 60 days.

AT MARCH 31, 1998 - NONE - UNITS NOT TRADED

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

The Partnership loaned its original funds as construction and/or permanent loans pursuant to a master loan agreement. Each participating loan has been secured by a first or junior deed of trust and assignment of rents on the respective property, is non-recourse against the Borrower, and has a term of the earliest of five years from the date the certificate of occupancy is issued or six years from the date of the loan.

As restructured in the bankruptcy of the debtors of the Registrant, collection of the original notes held by the Partnership is dependent upon both the value of the property securing the loans and the continuing credit of the applicable Borrowers. As was the case prior to the bankruptcy of IDM and its affiliated debtor entities, the remaining original secured loans are non-recourse, and if there is default on the loan, the Partnership will only have recourse against the respective property and not any Borrower. Further, to the extent there is any senior secured debt on the property, and a foreclosure results from a default on the senior secured debt, there is a risk that the Partnership might not recover the amount owing or any portion thereof.

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

In March 1987, the Partnership funded a $2,100,000 loan to Meadow Wood Village Apartments, Ltd. (an affiliate of the General Partner) to refinance an existing loan on Meadow Wood Apartments located in Long Beach, California. The project consists of seventeen operating buildings containing a total of 206 residential units. The loan was secured by a junior deed of trust and matured June 30, 1995. At December 31, 1995, the outstanding principal balance of $1,900,000 was reserved in its entirety resulting in a net book value of $0. This note and junior deed of trust was sold effective September 1, 1996 for $100,000. Subsequent to December 31, 1996, additional monies were received from Meadow Wood Village Apartments, Ltd. related to this note. These amounts received in January 1997 are reflected as a receivable from affiliate at December 31, 1996. These combined collections are reflected in the 1996 income statement as a recovery of reserved receivables in the amount of $250,000.

In October 1988, the Partnership funded a $1,380,000 loan to Harbor Plaza, Ltd. (an affiliate of the General Partner) to refinance an existing loan on Harbor Plaza located in Port Hueneme, California. The project is comprised of an operating single-story garden office building totaling approximately 14,000 square feet. The loan is secured by a first deed of trust. At December 31, 1995, a reserve of $565,000 was outstanding against this loan. At December 31, 1996, an additional provision of $400,000 was recorded for a total reserve of $965,000. During 1997, the Partnership wrote off $1,030,000 of the outstanding note balance and $24,000 outstanding interest receivable. The remaining note balance of $350,000 was paid off in January 1998.

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

In October 1989, the Partnership began funding a $12,000,000 loan ($7,100,000 at December 31, 1996) to IDM Apartments Corporation (an affiliate of the General Partner) for the Villa Redondo Apartments project located in Long Beach, California. The project is a 125 unit apartment complex. The loan is secured by a junior deed of trust. Under the Plan, the secured principal balance was reduced to $3,017,000. The remainder was converted to an unsecured non-interest-bearing note due December 31, 1997. IDM Apartments Corporation filed a second Chapter 11 in November 1994. This loan was fully reserved at December 31, 1996. During 1997, the Partnership received a $300,000 principal payment. This payment was recorded as a reserved receivable recovery. In the first quarter of 1997, the remaining note receivable and interest receivable balances were written off against the previously established reserves.

In December 1991, the Partnership funded a $3,500,000 loan to IDM Corporation (an affiliate of the General Partner) on Pads A, E, and F of the Beach and Lampson retail center. The borrower repaid $1,100,000 during 1992. The loan is secured by a first deed of trust. Under the Plan, the secured principal balance was reduced to $1,333,000 and the remainder was converted to shares of IDM common stock and distributed to the limited partners of this Partnership. During 1996, IDM Corporation sold Pad F of the Beach and Lampson retail center for $525,000. The net sales proceeds received of $474,085 were repaid to the Partnership and applied as a principal reduction on this loan. The remaining principal balance was reserved in its entirety.

In 1997, the Partnership funded four new participating loans to affiliates. Each loan is secured by real property and bears interest at a variable rate determined by the Federal Reserve of San Francisco's discount rate plus a 3% premium with a minimum of 12.12% and a maximum of 15.15%. The interest rate can be adjusted the last day of March, June, September and December of each year until note agreement is fulfilled. The current interest rate is 12.12%. Each loan is more fully described below:

On April 15, 1997, the Partnership funded a loan to Sierra Pacific Pension Investors '84, an affiliate of the general partner, in the amount of $200,000. The loan is secured by a second trust deed on the Sierra Valencia property located in Tucson, Arizona. Monthly payments of $6,659, consisting of both interest and principle, commenced on May 15, 1997 and shall continue until April 15, 2000, when the indebtedness is due in full. As of December 31, 1997, the loan balance was $166,527.

The Partnership entered into two loan agreements with CGS Real Estate Company, Inc., an affiliate of the general partner. On August 1, 1997, the Partnership funded $165,000 to secure financing for a land acquisition in San Diego, California (Sorrento II Land). On December 1, 1997, an additional $316,500 was funded to provide financing for a land acquisition in Long Beach, California (Bally Land). Both loans are secured by second trust deeds. Accrued and unpaid interest on the loans at December of each year will be added to the current principal balances beginning January of the following year. No payments are required until January 1999. At that time, monthly principal and interest payments will become effective for a term of five years.

On December 24, 1997, the Partnership funded a $372,500 loan to NO-SO, Inc., an affiliate of the general partner, to provide financing for a land development in Phoenix, Arizona. The loan is secured by a second deed of trust on the land. Accrued and unpaid interest at December of each year will be added to the current principal balance beginning January of the following year. No payments are required until January 1999. At that time, monthly principal and interest payments will become effective for a term of five years.

As of December 31, 1997, the Partnership has total secured notes receivable of approximately $1,370,000 and an unsecured claim in the amount of $859,000 resulting from the undersecured portion of the Partnership's loans to IDM and affiliated bankrupt debtors.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                          PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31,1997, the number of security holders is as follows:

                                Number of Units       Record Holders
                                ---------------       --------------
Limited Partners ...............   200,000               1,679
                                ===============       ==============

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

ITEM 6.      SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1997 have been derived from the audited financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto.

Statement of Operations Information (in thousands, except per unit amounts)

                                                                                               Years Ended December 31,
                                                                        -----------------------------------------------------------
                                                                          1997         1996        1995         1994          1993
                                                                        -------      -------      -------      -------      -------
Interest income ...................................................     $   125      $   254      $   332      $   364      $   692

Recovery of reserved receivables ..................................         300          250            0           63            0

General and administrative ........................................         (61)         (64)         (22)         (13)          (1)

Provision for possible losses .....................................         (89)      (1,099)      (1,900)        (347)      (3,834)
                                                                        -------      -------      -------      -------      -------
Net income(loss) ..................................................     $   275      $  (659)     $(1,590)     $    67      $(3,143)
                                                                        =======      =======      =======      =======      =======
Net income (loss) per limited partnership units outstanding .......     $  1.37      $ (3.26)     $ (7.87)     $   .33      $(15.56)
                                                                        =======      =======      =======      =======      =======
Cash distribution per limited partnership units outstanding .......     $     0      $     0      $  1.99      $  2.49      $  1.26
                                                                        =======      =======      =======      =======      =======
Balance Sheet Information (in thousands)
                                                                                                    December 31,
                                                                        -----------------------------------------------------------
                                                                          1997         1996        1995         1994          1993
                                                                        -------      -------      -------      -------      -------
Cash/interest receivable (net of reserve) .........................     $   107      $   633      $    41      $    33      $    31

Loans to affiliates (net of reserve) ..............................       1,370          415        1,815        3,815        4,248

Receivables from affiliate ........................................           1          150            0            0            0
                                                                        -------      -------      -------      -------      -------
Total Assets ......................................................     $ 1,478      $ 1,198      $ 1,856      $ 3,848      $ 4,279
                                                                        =======      =======      =======      =======      =======

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

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996.

Interest income decreased by $129,000 primarily as a result of the sale of the Meadow Wood Village, Ltd. note and junior deed of trust effective September 1, 1996. Interest continued to accrue through the sale date. Interest income of $154,000 was recognized in 1996 related to this loan. This decrease was partially offset by interest income associated with the funding of four new participating loans to affiliates in 1997. The total amount funded by the Partnership was $1,054,000. Each loan is secured by real property and currently bears interest at 12.12%.

In 1997, the Partnership received a $300,000 payment on the Villa Redondo loan, which had previously been reserved in its entirety. This amount is reflected in the statement of operations as a reserved receivable recovery.

In January 1998, the Partnership accepted a $350,000 payoff on the Harbor Plaza Ltd. loan. In December 1997, the Partnership wrote down the loan balance to this amount against the previously established reserve and wrote off interest receivable of $24,000. The loan had a prior unreserved balance of $415,000. These loss provisions are reflected in the 1997 statement of operations.

General and administrative expenses decreased by $3,000, primarily as a result of professional fees incurred for a fair value opinion on the Villa Redondo loan receivable in the prior year. No such costs were incurred in 1997. This decrease was partially offset by an increase in accounting fees, consulting fees and other operating costs incurred in 1997.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995.

The Meadow Wood Village Apartments, Ltd. loan was reserved in its entirety December 31, 1995 resulting in a provision for loss of $1,900,000 in the prior year. This note and junior deed of trust were sold for $100,000 effective September 1, 1996. Subsequent to year-end, additional monies were received from Meadow Wood Village Apartments, Ltd. related to this note. These amounts received in January 1997 are reflected as a receivable from affiliate at December 31, 1996. The combined collections are reflected in the 1996 income statement as a recovery of reserved receivables in the amount of $250,000. Interest continued to accrue at 12.12% through the sale date. For the years ended December 31, 1996 and 1995, the Partnership recognized interest income of $154,000 and $233,000, respectively, related to this loan. Meadow Wood Village Apartments, Ltd. discontinued interest payments in 1996. When this loan was sold, the Partnership wrote-off the interest receivable balance of $173,000 related to this loan.

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

Liquidity and Capital Resources:

In 1997, the Partnership's cash position decreased primarily due to the funding of four new participating loans to affiliates. The total amount funded was $1,054,000. Each loan is secured by real property and bears interest at a variable rate determined by the Federal Reserve of San Francisco's discount rate plus a 3% premium with a minimum of 12.12% and a maximum of 15.15%. Currently the loans bear interest at 12.12%.

The Partnership is in a liquid position at December 31, 1997 with a cash balance of $94,000 and current liabilities of $6,000. In January 1998, the Partnership improved its cash position with the acceptance of a $350,000 payoff on the Harbor Plaza, Ltd. note receivable.

The Partnership has no plans or commitments for any future capital expenditures.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 1998.

YEAR 2000 COMPLIANCE

The Year 2000 Compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The total cost to the Partnership of activities associated with the Year 2000 Compliance issue is not anticipated to be material to its financial position or results of operations in any given year.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no directors or officers. The General Partner of the Registrant is IDM Participating Income General Partners' Co. - II, which also has no directors or officers. The General Partner of the General Partner of the Registrant is IDM Participating Income Corporation, a wholly owned subsidiary of IDM Corporation. The executive officers and directors of IDM Participating Income Corporation are:
                                                                 Approximate
                                                                  Time in
Name                Position                            Age        Office
-----------------------------------------------------------------------------
Steven M. Speier    President and Director              47       2 years

Morris S. Cohen     Director                            60       3 years

William J. Carden   Director                            53       2 years

Steven M. Speier - Director, IDM Participating Income Corporation. Mr. Speier who, after spending two years in public accounting, went into the banking industry in 1975. During his sixteen-year banking career, Mr. Speier managed a real estate loan portfolio of approximately $1.5 billion secured by properties throughout the United States. Mr. Speier brings to IDM Participating Income Corporation a broad real estate background that includes management, leasing, and disposition of all categories of commercial real estate. Mr. Speier also serves as a director of S-P Properties, Inc. Mr. Speier is a licensed real estate broker, is registered as a Certified Public Accountant, and has a master's degree in business administration from Grand Valley State University in Michigan.

Morris S. Cohen -Director, IDM Participating Income Corporation. Mr. Cohen's extensive real estate background includes negotiation of joint venture partnerships for property acquisitions, production of syndication packages and direct responsibilities for operations, finance, sales, leasing and property management. Mr. Cohen was a senior level officer with major public and privately held real estate companies and served as President of IDM Participating Income Corporation from April 1995 to October 1996. Mr. Cohen is a graduate of Queens College.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described in Item 1. Business, the Registrant has loaned funds to IDM Corporation, the parent of the General Partner of the General Partner and to other affiliated entities.

In April 1996, IDM Corporation, the parent of the General Partner of the General Partner, entered into a Stock Purchase Agreement with S-P Properties, Inc. Under this agreement, S-P Properties, Inc. purchased 4,006,589 newly issued shares of IDM Corporation common stock, representing 47.5% of the issued and outstanding common stock of IDM Corporation. In conjunction with the stock purchase, the Registrant granted an option to S-P Properties, Inc. to purchase the Villa Redondo note and junior deed of trust, which is fully reserved and has a net book value of $0, for $300,000. The prior Board of Directors of IDM Corporation approved the option. The option price was determined by commissioning a national valuation firm to issue a fairness opinion. This option was exercised December 1997. The $300,000 collected by the Partnership was recorded as a reserved receivable recovery on the statement of operations. See "Loans to Affiliates" for additional information.

In 1997, affiliates of the general partner were reimbursed for accounting, legal and data processing services provided to the Partnership. IDM Corporation received $15,000 for such services and CGS Real Estate Company, Inc. and its wholly owned subsidiaries received $14,000 for such services in 1997. No such reimbursements were made in 1996 and 1995.

During 1997, the Partnership made a short-term advance to IDM Corporation in the amount of $1,000. This advance was repaid in the first quarter of 1998.

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

  1.  Schedule XII - Mortgage Loans on Real Estate - December 31, 1997

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


                                          IDM PARTICIPATING INCOME COMPANY-II,
                                          a California Limited Partnership
                                          IDM PARTICIPATING INCOME CORPORATION
                                          General Partner of the General Partner

Date:  March 19, 1998                     /s/ STEVEN M. SPEIER
       --------------                     --------------------------------------
                                          Steven M. Speier
                                          President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 19, 1998                     /s/ STEVEN M. SPEIER
       --------------                     --------------------------------------
                                          Steven M. Speier
                                          President and Director
                                          IDM Participating Income Corporation

Date:  March 19, 1998                     /s/ WILLIAM J. CARDEN
       --------------                     --------------------------------------
                                          William J. Carden
                                          Director
                                          IDM Participating Income Corporation

Date:  March 19, 1998                     /s/ MORRIS S. COHEN
       --------------                     --------------------------------------
                                          Morris S. Cohen
                                          Director
                                          IDM Participating Income Corporation

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Partners of
IDM Participating Income Company - II

We have audited the financial statements of IDM Participating Income Company - II, a California limited partnership, (the "Partnership") as of December 31, 1997 and 1996, and for each of the two years in the period ended December 31, 1997 and have issued our report thereon dated March 13, 1998. Our audit also included the financial statement schedule of IDM Participating Income Company-II listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

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

/s/ Arthur Andersen LLP

Orange County, California
March 8, 1996

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                                 (in thousands)

                  Schedule XII - Mortgage Loans on Real Estate
                                December 31, 1997

COLUMN A                                                       COLUMN B         COLUMN C        COLUMN D      COLUMN E
                                                                 Final                        Face Amount  Carrying Amount
Description                                                   Maturity Date    Prior Liens    Of Mortgages    Of Mortgages
--------------------------------------------------------------------------------------------------------------------------
FIRST MORTGAGES:
Office Bldg. - Harbor Plaza, Ltd., Port Hueneme, CA .........  Dec 1997         $    0         $1,380(1)         $ 350
Retail complex - Beach & Lampson, Stanton, CA ...............  Dec 1997              0            859(2)           859
SECOND MORTGAGES:
Industrial Bldg. - Sierra Valencia, Tucson, AZ ..............  Apr 2000              0            200(3)           166
Land - San Diego, CA ........................................  Dec 2004              0            165(3)           165
Land - Long Beach, CA .......................................  Dec 2004              0            316(3)           316
Land - Phoenix, AZ ..........................................  Dec 2004              0            373(3)           373

Reserve for possible losses .................................                                                     (859)
                                                                                ------         ------            -----
                           Total ............................                   $    0         $3,293           $1,370
                                                                                ======         ======            =====

Column A: All debtors are IDM corporation and other affiliates.

Column D: (1) The secured portion of this loan bears interest at 8%.

          (2) The secured portion of this loan bears interest at 8%. The unsecured portion of the loan has been repaid with newly issued IDM stock.

          (3) These loans bear a variable interest rate determined by the Federal Reserve of San Francisco's discount rate prevailing on the 25th day of the month preceding the payment due date plus a 3% premium with a minimum of 12.12% and a maximum of 15.15%. The current rate is 12.12%.

RECONCILIATION FOR 1997, 1996, AND 1995:       1997          1996        1995
                                              -------      -------      -------

Balance at beginning  of year ...........     $   415      $ 1,815      $ 3,815

Additions during year:
     New mortgage loans .................       1,054            0            0

Deductions during year:
     Collections of principal ...........         (34)        (474)        (100)
     Provisions for possible losses .....         (65)        (926)      (1,900)
                                              -------      -------      -------
Balance at close of year ................     $ 1,370      $   415      $ 1,815
                                              =======      =======      =======

The reserve is based on management's assessment of the loans outstanding, the outcome of IDM's plan of reorganization and on prevailing and anticipated economic conditions.

                          INDEX TO FINANCIAL STATEMENTS
                                                             PAGE

Independent Auditors' Reports .............................  F-2

Balance Sheets - December 31, 1997 and 1996 ...............  F-3

Statement of Operations and Partners' Capital - ...........  F-4
for the years ended December 31, 1997, 1996, and 1995

Statement of Cash Flows - for the years ended .............  F-5
December 31, 1997, 1996, and 1995

Notes to Financial Statements .............................  F-6

INDEPENDENT AUDITORS' REPORT


To the Partners of IDM Participating Income Company - II:

We have audited the accompanying balance sheets of IDM Participating Income Company - II, a California limited partnership, (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations and partners' capital and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such statements present fairly, in all material respects, the financial position of IDM Participating Income Company - II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the two years in the period ended in December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Partners of IDM Participating Income Company - II:

We have audited the accompanying statement of operations, and partners capital and statement of cash flows of IDM Participating Income Company - II (the "Partnership") for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of IDM Participating Income Company - II for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

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

/s/ Arthur Andersen LLP

Orange County, California
March 19, 1996
                                      F-2A

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                                 Balance Sheets
                           December 31, 1997 and 1996
                       (in thousands, except unit amounts)

                                     ASSETS

                                                                   1997    1996
                                                                 ------   ------
Cash .........................................................   $   94   $  576

Loans to affiliates (Note 2):
     Interest receivable .....................................       13       57

     Principal, less reserve for
     possible losses of $859
     and $8,924 at December 31,
     1997 and 1996, respectively .............................    1,370      415

Receivable from affiliate (Note 2) ...........................        1      150
                                                                 ------   ------
                                                                 $1,478   $1,198
                                                                 ======   ======


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable .............................................   $    6   $    1

COMMITMENTS AND CONTINGENCIES (Note 4)

General partner ..............................................      438      436

Limited partners:
200,000 units authorized,
200,000 issued and outstanding ...............................    1,034      761
                                                                 ------   ------
Total Partners' capital ......................................    1,472    1,197
                                                                 ------   ------
Total Liabilities and Partners' capital ......................   $1,478   $1,198
                                                                 ======   ======

   The accompanying notes are an integral part of these financial statements.

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                  Statement of Operations and Partners' Capital
                      For The Year Ended December 31, 1997
                (in thousands, except unit and per unit amounts)

                                                           General Partner          Limited Partners           Total
                                                          -------------------     ----------------------   -------------

Interest income (Note 2) .................................     $       1               $   124               $   125

Recovery of reserved receivables (Note 2) ................             3                   297                   300

Provision for possible losses (Note 2) ...................            (1)                  (88)                  (89)

General and administrative expenses (Note 3) .............            (1)                  (60)                  (61)
                                                               ---------               -------               -------
     Net income ..........................................             2                   273                   275

Partners' capital - beginning of year ....................           436                   761                 1,197

Distributions to partners ................................             0                     0                     0
                                                               =========               -------               =======
Partners' capital - end of year ..........................     $     438               $ 1,034               $ 1,472
                                                               =========               =======               =======
Net income per limited partnership unit outstanding ......                             $  1.37
                                                                                       =======
Number of limited partnership units outstanding ..........                             200,000
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

                                                              General Partner         Limited Partners           Total
                                                            ---------------------   ----------------------   ----------------
Interest income (Note 2) .................................        $       3               $   251               $   254

Recovery of reserved receivables (Note 2) ................                3                   247                   250

Provision for possible losses ............................              (11)               (1,088)               (1,099)

General and administrative expenses ......................               (1)                  (63)                  (64)
                                                                  ---------               -------               -------
Net loss .................................................               (6)                 (653)                 (659)

Partners' capital - beginning of year ....................              442                 1,414                 1,856

Distributions to partners ................................                0                     0                     0
                                                                  ---------               -------               -------
Partners' capital - end of year ..........................        $     436               $   761               $ 1,197
                                                                  =========               =======               =======
Net loss per limited partnership unit outstanding ........                                $ (3.26)
                                                                                          =======
Number of limited partnership units outstanding ..........                                200,000
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

                                                                     General Partner          Limited Partners      Total
                                                                 ---------------------     -------------------   --------------
Interest income (Note 2) .......................................         $       3             $   329             $   332

General and administrative expenses ............................                 0                 (22)                (22)

Provision for possible losses (Note 2) .........................               (19)             (1,881)             (1,900)
                                                                         ---------             -------             -------
     Net loss ..................................................               (16)             (1,574)             (1,590)

Partners' capital - beginning of year ..........................               462               3,386               3,848

Distributions to partners ......................................                (4)               (398)               (402)
                                                                         =========             -------             =======
Partners' capital - end of year ................................         $     442             $ 1,414             $ 1,856
                                                                         =========             =======             =======
Net loss per limited partnership unit outstanding ..............                               $ (7.87)
                                                                                               =======
Number of limited partnership units outstanding ................                               200,000
                                                                                               =======

   The accompanying notes are an integral part of these financial statements.

                                      F-4B

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996, and 1995
                                 (in thousands)

                                                                                             1997            1996             1995
                                                                                           -------         -------         -------
Cash flows from operating activities:
Net income (loss) ..................................................................        $   275         $  (659)        $(1,590)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Recovery of reserved receivables ..............................................           (300)              0               0
     Provision for possible losses .................................................             89           1,099           1,900
     Decrease (increase) in interest receivable ....................................             20            (203)              1
     Decrease (increase) in receivable from affiliate ..............................            149            (150)              0
     Increase in accounts payable ..................................................              5               1               0
                                                                                            -------         -------         -------
     Net cash provided by operating activities .....................................            238              88             311
                                                                                            -------         -------         -------
Cash flows from investing activities:

   Loans to affiliates .............................................................         (1,054)              0               0

   Collections from loans to affiliates ............................................            334             474             100
                                                                                            -------         -------         -------
     Net cash (used in) provided by investing activities ...........................           (720)            474             100
                                                                                            -------         -------         -------
Cash flows from financing activities:
   Distributions to partners .......................................................              0               0            (402)
                                                                                            -------         -------         -------
     Net cash used in financing activities .........................................              0               0            (402)
                                                                                            -------         -------         -------

   Net (decrease) increase in cash .................................................           (482)            562               9

     Cash at beginning of year .....................................................            576              14               5
                                                                                            =======         =======         =======
     Cash at end of year ...........................................................        $    94         $   576         $    14
                                                                                            =======         =======         =======

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1997 and 1996 consist of cash, loans to affiliates, receivable from affiliate, and accounts payable. The fair value of cash and accounts payable approximates the carrying value due to the short-term nature of these items. Management was unable to determine the fair value of loans to affiliates and receivable from affiliate due to the related party nature of these receivables.

IDM Participating Income Company - II
Notes to Financial Statements
Page two

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

Because the determination of fair value is based upon projection of future economic events, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1997. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

                                      F-6A

IDM Participating Income Company - II
Notes to Financial Statements
Page three

2.  LOANS TO AFFILIATES

The Partnership made senior and junior mortgage loans to provide financing to IDM Corporation and its affiliated companies as follows (in thousands):

                                                                      1997                                      1996
                                                       ------------------------------------       ----------------------------------
                                                       Balance        Reserve         Net         Balance        Reserve         Net
                                                       -------        -------        ------       -------        -------        ----
IDM Corporation:
   Villa Redondo
   Long Beach, CA
    (due December 1997) ........................       $     0        $     0        $    0       $ 7,100        $(7,100)       $  0

   Beach & Lampson
   Stanton, CA
   (due December 1997) .........................           859           (859)            0           859           (859)          0

Other affiliated companies:
   Meadow Wood Village Apartments, Ltd. ........
   Long Beach, CA
   (due June 1995) .............................             0              0             0             0              0           0

   Harbor Plaza, Ltd. ..........................
   Port Hueneme, CA
   (due December 1997) .........................           350              0           350         1,380           (965)        415

   Sierra Pacific Pension Investors '84
   Sierra Valencia, Tucson, AZ
   (due April 2004) ............................           166              0           166             0              0           0

   CGS Real Estate Company, Inc. ...............
   Sorrento II Land, San Diego, CA
   (due December 2004) .........................           165              0           165             0              0           0

   CGS Real Estate Company, Inc. ...............
   Bally Land, Long Beach, CA
   (due December 2004) .........................           316              0           316             0              0           0

   NO-SO, Inc. .................................
   Land Development, Phoenix, AZ
   (due December 2004) .........................           373              0           373             0              0           0
                                                       -------        -------        ------       -------        -------        ----
                                                       $ 2,229        $  (859)       $1,370       $ 9,339        $(8,924)       $415
                                                       =======        =======        ======       =======        =======        ====

The Villa Redondo, Beach & Lampson, and Harbor Plaza loans were in effect prior to re-organization. Prior to the re-organization, the loan terms included interest as 12.12% payable monthly with all principal due at maturity. The accrual of interest on these liens ceased July 10, 1992. The remaining loans were initiated after the re-organization and are not affected. As of December 31, 1997, the Partnership has total debt from affiliates which is adequately collateralized ("Secured Debt") of $1,370,000 and total uncollateralized debt from affiliates ("Unsecured Debt") of $859,000.

                                      F-6B

IDM Participating Income Company - II
Notes to Financial Statements
Page four

In April 1996, IDM Corporation, the parent of the General Partner of the General Partner, entered into a Stock Purchase Agreement with S-P Properties, Inc. Under this agreement, S-P Properties, Inc. purchased 4,006,589 newly issued shares of IDM Corporation common stock, representing 47.5% of the issued and outstanding common stock of IDM Corporation. In conjunction with the stock purchase, the Partnership granted an option to S-P Properties, Inc. to purchase the Villa Redondo note and junior deed of trust, which is fully reserved and has a net book value of $0, for $300,000. The option was approved by the prior Board of Directors of IDM Corporation. The option price was determined by commissioning a national valuation firm to issue a fairness opinion. This option was executed in 1997. The Partnership recorded the $300,000 collected as a reserved receivable recovery on the statement of operations. In the first quarter of 1997, the remaining note receivable and interest receivable balances were written off against the previously established reserves.

The remaining Secured Debt in effect prior to re-organization is related to Harbor Plaza, Ltd. Effective January 1, 1994, this borrower's cash flow situation improved and was sufficient to resume current payments of interest at 8% in accordance with the Plan. For each of the three years ended December 31, 1997, the Partnership recognized interest income of $99,000 related to this loan. In 1997, the Partnership wrote off $1,030,000 of the outstanding note balance and $24,000 outstanding interest receivable. The remaining loan balance of $350,000 was paid off in January 1998.

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

The Meadow Wood Village Apartments, Ltd. loan, which was unaffected by the above-mentioned bankruptcy, was reserved in its entirety during 1995 resulting in a net book value of $0. This note and junior deed of trust were sold for $100,000 effective September 1, 1996. Subsequent to year-end, additional monies were received from Meadow Wood Village Apartments, Ltd. related to this note. These amounts received in January 1997 are reflected as a receivable from affiliate at December 31, 1996. The combined collections are reflected in the 1996 statement of operations as a reserved receivable recovery in the amount of $250,000. Interest continued to accrue at 12.12% through the sale date. For the years ended December 31, 1996 and 1995, the Partnership recognized interest income of $154,000 and $233,000, respectively, related to this loan. Meadow Wood Village Apartments, Ltd. discontinued interest payments in 1996. When this loan was sold, the Partnership wrote-off the interest receivable balance of $173,000 related to this loan.

In 1997, the Partnership funded four new participating loans to affiliates. Each loan is secured by real property and bears interest at a variable rate determined by the Federal Reserve of San Francisco's discount rate plus a 3% premium with a minimum of 12.12% and a maximum of 15.15%. The interest rate can be adjusted the last day of March, June, September and December of each year until note agreement is fulfilled. The current interest rate is 12.12%. Each loan is more fully described below:

On April 15, 1997, the Partnership funded a loan to Sierra Pacific Pension Investors '84, an affiliate of the general partner, in the amount of $200,000. The loan is secured by a second trust deed on the Sierra Valencia property located in Tucson, Arizona. Monthly payments of $6,659, consisting of both interest and principle, commenced on May 15, 1997 and shall continue until April 15, 2000, when the indebtedness is due in full. For the year ended December 31, 1997, the Partnership recognized interest income of $14,000 related to this loan. As of December 31, 1997, the loan balance was $166,527.

                                      F-6C

IDM Participating Income Company - II
Notes to Financial Statements
Page five

The Partnership entered into two loan agreements with CGS Real Estate Company, Inc., an affiliate of the general partner. On August 1, 1997, the Partnership funded $165,000 to secure financing for a land acquisition in San Diego, California (Sorrento II Land). On December 1, 1997, an additional $316,500 was funded to provide financing for a land acquisition in Long Beach, California (Bally Land). Both loans are secured by second trust deeds. Accrued and unpaid interest on the loans at December of each year will be added to the current principal balances beginning January of the following year. No payments are required until January 1999. At that time, monthly principal and interest payments will become effective for a term of five years. For the year ended December 31, 1997, the Partnership recognized interest income of $9,000 related to these loans.

On December 24, 1997, the Partnership funded a $372,500 loan to NO-SO, Inc., an affiliate of the general partner, to provide financing for a land development in Phoenix, Arizona. The loan is secured by a second deed of trust in the land. Accrued and unpaid interest at December of each year will be added to the current principal balance beginning January of the following year. No payments are required unit January 1999. At that time, monthly principal and interest payments will become effective for a term of five years. For the year ended December 31, 1997, the Partnership recognized interest income of $3,000 related to this loan.

In 1997, the Partnership made a short-term advance to IDM Corporation in the amount of $1,000. This advance was repaid in the first quarter of 1998.

3.  RELATED PARTY TRANSACTIONS

As described in Note 2, the Partnership has loaned funds to IDM Corporation, the parent of the General Partner and to other affiliated entities.

In 1997, affiliates of the general partner were reimbursed for accounting, legal and data processing services provided to the Partnership. IDM Corporation received $15,000 for such services and CGS Real Estate Company, Inc. and its subsidiaries received $14,000 for such services in 1997. No such reimbursements were made in 1996 and 1995.

4.  COMMITMENTS AND CONTINGENCIES

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

                                      F-6D