Form 10-Q
period 1998-03-31
IDM PARTICIPATING INCOME CO II
filed 1998-05-12
CIK 832475

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                                  March 31, 1998
                            ----------------------------------------------------
Commission file number                                0-16832
                            ----------------------------------------------------


                       IDM Participating Income Company-II
                       (A California Limited Partnership)

            State of California                                33-0177934
---------------------------------------  ---------------------------------------
      (State or other jurisdiction of
      incorporation or organization)     (I.R.S. Employer Identification Number)

    2424 S.E. Bristol Street, Suite 200
         Newport Beach, California                               92660
--------------------------------------------    --------------------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
including area code:                                     (714) 225-7520
                                     -------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No__.

Number of limited partnership interests outstanding as of March 31, 1998:
200,000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                            Page
                                                                          NUMBER

Balance Sheets - March 31, 1998 and December 31, 1997                        4

Statements of Operations - For the Three Months Ended March 31, 1998 and
1997                                                                         5

Statements of Cash Flows - For the Three Months Ended March 31, 1998 and
1997                                                                         6

Notes to Financial Statements                                                7


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

Results of Operations:

Comparison of 1998 to 1997.

Interest income increased $6,000 for the three months ended March 31, 1998 when compared to the corresponding period in 1997. This increase was primarily due to interest income associated with the funding of four new participating loans to affiliates in prior year. The total amount funded by the Partnership in 1997 was $1,054,000. The Partnership recognized interest income of $31,000 during the quarter related to these loans. This increase in interest income was partially offset due to the acceptance of a $350,000 payoff on the Harbor Plaza Ltd. loan in January 1998.

General and administrative expenses increased $10,000 for the three months ended March 31, 1998 when compared to the same period in 1997. This increase was principally the result of data processing fees incurred during the quarter and due to higher accounting fees. No data processing fees were incurred in the first quarter of 1997.

Liquidity and Capital Resources:

During the three months ended March 31, 1998, the Partnership's cash position decreased primarily as a result of loans to affiliates. This decrease was partially offset due to the acceptance of a $350,000 payoff on the Harbor Plaza Ltd. loan in January 1998. The Partnership is in an illiquid position at March 31, 1998 with a cash balance of $7,000 and current liabilities of $22,000. The Partnership has no commitments for any future capital expenditures.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 1998.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997



                                                         March 31,  December 31,
                                                          1998          1997
                                                        ----------  ------------


ASSETS

Cash ...............................................    $    7,000    $   94,000

Loans to affiliates:

   Interest receivable .............................        39,000        13,000

   Principal, less reserve for possible losses
   of $859,000 at March 31, 1998 and
   December 31, 1997 ...............................     1,005,000     1,370,000

Receivables from affiliates ........................       447,000         1,000
                                                        ----------    ----------

Total Assets .......................................    $1,498,000    $1,478,000
                                                        ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable ...................................    $   22,000    $    6,000

Partners' capital:

General Partner ....................................       438,000       438,000
Limited Partners:
   200,000 units authorized,
   200,000 issued and outstanding ..................     1,038,000     1,034,000
                                                        ----------    ----------

Total Partners' capital ............................     1,476,000     1,472,000
                                                        ----------    ----------

Total Liabilities and Partners'  capital ...........    $1,498,000    $1,478,000
                                                        ==========    ==========




Limited partners' equity per unit ..................    $     5.19    $     5.17
                                                        ==========    ==========


                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997


                                                    Three Months Ended March 31,
                                             -----------------------------------
                                                          1998         1997
                                                   -----------    ---------

Interest income .........................          $    31,000    $  25,000
General and administrative expenses .....              (27,000)     (17,000)
                                                   -----------    ---------
Net income ..............................          $     4,000    $   8,000
                                                   -----------    ---------

Net income allocable to
   limited partners .....................          $     4,000    $   8,000
                                                   ===========    =========

Number of limited partnership
   interests outstanding ................              200,000      200,000
                                                   ===========    =========

Net income per limited
   partnership interest .................          $      0.02    $    0.04
                                                   ===========    =========


                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                                1998       1997
                                                            ---------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................  $   4,000   $  8,000
  Adjustments to reconcile net income to cash
  (used in) provided by operating activities:
     (Increase) decrease in interest receivable ..........    (26,000)    49,000
     (Increase) decrease in receivables from affiliates ..   (446,000)    58,000
     Increase in accounts payable ........................     16,000     16,000
                                                            ---------   --------

     Net cash (used in) provided by
     operating activities ................................   (452,000)   131,000
                                                            ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Collections of loans from affiliates ...................    365,000          0
                                                            ---------   --------

     Net cash provided by investing activities ...........    365,000          0
                                                            ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net cash used in financing activities ...............          0          0
                                                            ---------   --------

NET (DECREASE) INCREASE IN CASH ..........................    (87,000)   131,000

   Cash beginning of period ..............................     94,000    576,000
                                                            ---------   --------

   Cash end of period ....................................  $   7,000   $707,000
                                                            =========   ========




                             See accompanying notes

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                          Notes to Financial Statements

1.   BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of the Partnership for the year ended December 31, 1997.

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

                                        IDM PARTICIPATING INCOME COMPANY-II,
                                        a California Limited Partnership

                                        IDM PARTICIPATING INCOME CORPORATION
                                        General Partner of the General Partner

Date: May 1, 1998                       STEVEN M. SPEIER
      -----------------                 ----------------------------------------
                                        Steven M. Speier
                                        President and Director