Form 10-Q
period 1998-06-30
IDM PARTICIPATING INCOME CO II
filed 1998-08-12
CIK 832475

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter ended                        June 30, 1998
                      ----------------------------------------------------
Commission file
number                                      0-16832
                      ----------------------------------------------------




                       IDM Participating Income Company-II
                       (A California Limited Partnership)


        State of California                        33-0177934
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)



2424 S.E. Bristol Street, Suite 200
     Newport Beach, California                       92660
-------------------------------------  -----------------------------------
  (Address of principal executive
              offices)                             (Zip Code)



Registrant's telephone number,
including area code:                          (714) 225-7520
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

Number of limited partnership interests outstanding as of June 30, 1998: 200,000

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                   PAGE
                                                                  NUMBER

Balance Sheets - June 30, 1998 and December 31, 1997                4

Statements of Operations - For the Six Months Ended
June 30, 1998 and 1997 and the Three Months Ended
June 30, 1998 and 1997                                              5

Statements of Cash Flows - For the Six Months Ended June 30,
1998 and 1997                                                       6

Notes to Financial Statements                                       7


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

Results of Operations:

Comparison of 1998 to 1997.

Interest income increased $5,000 for the six months ended June 30, 1998 when compared to the corresponding period in 1997. This increase was primarily due to interest income associated with the funding of new participating loans in the prior year. The total amount funded by the Partnership in 1997 was $1,054,000. For the six months and three months ended June 30, 1998, the Partnership recognized interest income of $61,000 and $30,000, respectively, related to these loans. The increase in interest income was partially offset due to the acceptance of a $350,000 payoff on the Harbor Plaza Ltd. loan in January 1998.

General and administrative expenses decreased by $7,000 for the six months ended June 30, 1998 when compared to the same period in 1997, principally due to lower accounting and legal fees incurred during the period. This increase was partially offset by an increase in data processing fees. For the three months ended June 30, 1998, general and administrative expenses decreased by $19,000, primarily due to the decrease in accounting and legal fees.

Liquidity and Capital Resources:

During the six months ended June 30, 1998, the Partnership's cash position decreased primarily as a result of loans to affiliates. This decrease was partially offset due to the acceptance of a $350,000 payoff on the Harbor Plaza Ltd. loan in January 1998. The Partnership is in an illiquid position at June 30, 1998 with a cash balance of $4,000 and current liabilities of $1,000. The Partnership has no commitments for any future capital expenditures.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 1998.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997


--------------------------------------------------------------------------------

                                                       June 30, 1998  December 31, 1997
                                                       -------------  -----------------
ASSETS

Cash ...............................................    $    4,000    $   94,000

Loans to affiliates:

   Interest receivable .............................        65,000        13,000

   Principal, less reserve for possible losses
   of $859,000 at June 30, 1998 and
   December 31, 1997 ...............................       990,000     1,370,000

Receivables from affiliates ........................       435,000         1,000
                                                        ----------    ----------

Total Assets .......................................    $1,494,000    $1,478,000
                                                        ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable ...................................    $    1,000    $    6,000

Partners' capital:

General Partner ....................................       438,000       438,000
Limited Partners:
   200,000 units authorized,
   200,000 issued and outstanding ..................     1,055,000     1,034,000
                                                        ----------    ----------

Total Partners' capital ............................     1,493,000     1,472,000
                                                        ----------    ----------

Total Liabilities and Partners'  capital ...........    $1,494,000    $1,478,000
                                                        ==========    ==========


Limited partners' equity per unit ..................    $     5.28    $     5.17
                                                        ==========    ==========

                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 1998 and 1997
             and for the Three Months Ended June 30, 1997 and 1998

--------------------------------------------------------------------------------

                                                         Six Months Ended            Three Months Ended
                                                             June 30,                      June 30,
                                                    ---------------------------  ---------------------------
                                                        1998           1997          1998           1997
                                                    -------------   -----------  --------------  -----------
Interest income ...........................          $  61,000      $  56,000      $  30,000      $  31,000
General and administrative expenses .......            (40,000)       (47,000)       (13,000)       (32,000)
                                                     ---------      ---------      ---------      ---------
Net income (loss) .........................          $  21,000      $   9,000      $  17,000      $  (1,000)
                                                     ---------      ---------      ---------      ---------

Net income (loss) allocable to
   limited partners .......................          $  21,000      $   9,000      $  17,000      $  (1,000)
                                                     =========      =========      =========      =========

Number of limited partnership
   interests outstanding ..................            200,000        200,000        200,000        200,000
                                                     =========      =========      =========      =========

Net income (loss) per limited
   partnership interest ...................          $    0.11      $    0.05      $    0.09      $   (0.01)
                                                     =========      =========      =========      =========


                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                         Six Months Ended June 30,
                                                         -------------------------
                                                              1998         1997
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................   $  21,000    $   9,000
  Adjustments to reconcile net income to cash
  (used in) provided by operating activities:
     (Increase) decrease in interest receivable ........     (52,000)      42,000
     (Increase) decrease in receivables from affiliates     (434,000)      58,000
     (Decrease) increase in accounts payable ...........      (5,000)       9,000
                                                           ---------    ---------

     Net cash (used in) provided by
     operating activities ..............................    (470,000)     118,000
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to affiliates ..................................           0     (200,000)
  Collections of loans from affiliates .................     380,000            0
                                                           ---------    ---------

     Net cash provided by (used in) investing activities     380,000     (200,000)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net cash used in financing activities .............           0            0
                                                           ---------    ---------

NET DECREASE IN CASH ...................................     (90,000)     (82,000)

   Cash beginning of period ............................      94,000      576,000
                                                           ---------    ---------

   Cash end of period ..................................   $   4,000    $ 494,000
                                                           =========    =========

                             See accompanying notes

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                          Notes to Financial Statements


1.  BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of the Partnership for the year ended December 31, 1997.

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

                                  IDM PARTICIPATING INCOME COMPANY-II,
                                  a California Limited Partnership

                                  IDM PARTICIPATING INCOME CORPORATION
                                  General Partner of the General Partner



Date:  August 1, 1998             STEVEN M. SPEIER
       ---------------            ------------------------------------
                                  Steven M. Speier
                                  President and Director