Form 10-Q
period 1998-09-30
IDM PARTICIPATING INCOME CO II
filed 1998-11-12
CIK 832475

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter ended                     September 30, 1998
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

Number of limited partnership interests outstanding as of September 30, 1998:
200,000

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER

Balance Sheets - September 30, 1998 and December 31, 1997                   4

Statements of Operations - For the Nine Months Ended September
30, 1998 and 1997 and the Three Months Ended September 30,
1998 and 1997                                                               5

Statements of Cash Flows - For the Nine Months Ended September
30, 1998 and 1997                                                           6

Notes to Financial Statements                                               7


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

Results of Operations:

Comparison of 1998 to 1997.

Interest income increased by $7,000 for the nine months ended September 30, 1998, when compared to the corresponding period in 1997, primarily due to interest income associated with the funding of new participating loans in the prior year. The total amount funded by the Partnership in 1997 was $1,054,000. The increase in interest income was partially offset due to the acceptance of a $350,000 payoff on the Harbor Plaza Ltd. loan in January 1998. For the nine months and three months ended September 30, 1998, the Partnership recognized interest income of $91,000 and $30,000, respectively, related to the new participating loans.

General and administrative expenses increased by $1,000 for the nine months ended September 30, 1998 when compared to the same period in 1997. An increase in data processing costs was partially offset by a decrease in accounting fees incurred during the period. For the three months ended September 30, 1998, general and administrative expenses increased by $8,000, primarily due to an increase in data processing costs and legal fees.

Liquidity and Capital Resources:

During the nine months ended September 30, 1998, the Partnership's cash position decreased primarily as a result of loans to affiliates. This decrease was partially offset due to the acceptance of a $350,000 payoff on the Harbor Plaza Ltd. loan in January 1998. The Partnership is in a liquid position at September 30, 1998 with a cash balance of $5,000 and no current liabilities. The Partnership has no commitments for any future capital expenditures.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 1998.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

--------------------------------------------------------------------------------

                                                     September 30,  December 31,
                                                         1998          1997
                                                     -----------   -----------
ASSETS

Cash ...............................................  $    5,000    $   94,000

Loans to affiliates:

   Interest receivable .............................      91,000        13,000

   Principal, less reserve for possible losses
   of $859,000 at September 30, 1998 and
   December 31, 1997 ...............................     974,000     1,370,000

Receivables from affiliates ........................     435,000         1,000

Prepaid expenses ...................................       8,000             0
                                                      ----------    ----------

Total Assets .......................................  $1,513,000    $1,478,000
                                                      ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable ...................................  $        0    $    6,000

Partners' capital:

General Partner ....................................     438,000       438,000
Limited Partners:
   200,000 units authorized,
   200,000 issued and outstanding ..................   1,075,000     1,034,000
                                                      ----------    ----------

Total Partners' capital ............................   1,513,000     1,472,000
                                                      ----------    ----------

Total Liabilities and Partners' capital ............  $1,513,000    $1,478,000
                                                      ==========    ==========




Limited partners' equity per unit ..................  $     5.38    $     5.17
                                                      ==========    ==========

                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1998 and 1997
           and for the Three Months Ended September 30, 1997 and 1998

--------------------------------------------------------------------------------

                                          Nine Months Ended        Three Months Ended
                                           September 30,             September 30,
                                      ----------------------    ----------------------
                                         1998         1997         1998         1997
                                      ---------    ---------    ---------    ---------
Interest income ...................   $  91,000    $  84,000    $  30,000    $  28,000
Recovery of reserved receivables ..           0      100,000            0      100,000
General and administrative expenses     (50,000)     (49,000)     (10,000)      (2,000)
                                      ---------    ---------    ---------    ---------
Net income ........................   $  41,000    $ 135,000    $  20,000    $ 126,000
                                      ---------    ---------    ---------    ---------

Net income allocable to
   limited partners ...............   $  41,000    $ 135,000    $  20,000    $ 126,000
                                      =========    =========    =========    =========

Number of limited partnership
   interests outstanding ..........     200,000      200,000      200,000      200,000
                                      =========    =========    =========    =========

Net income per limited
   partnership interest ...........   $    0.21    $    0.68    $    0.10    $    0.63
                                      =========    =========    =========    =========


                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997

--------------------------------------------------------------------------------

                                                        Nine Months Ended September 30,
                                                        ------------------------------
                                                              1998         1997
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................   $  41,000    $ 135,000
  Adjustments to reconcile net income to cash
  (used in) provided by operating activities:
     (Increase) decrease in interest receivable ........     (78,000)      47,000
     Recovery of reserved receivables ..................           0     (100,000)
     Increase in receivables from affiliates ...........    (434,000)           0
     Increase in prepaid expenses ......................      (8,000)           0
     (Decrease) increase in accounts payable ...........      (6,000)       1,000
                                                           ---------    ---------

     Net cash (used in) provided by
     operating activities ..............................    (485,000)      83,000
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to affiliates ..................................           0     (373,000)
  Collections of loans from affiliates .................     396,000        4,000
                                                           ---------    ---------

     Net cash provided by (used in) investing activities     396,000     (369,000)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net cash used in financing activities .............           0            0
                                                           ---------    ---------

NET DECREASE IN CASH ...................................     (89,000)    (286,000)

   Cash beginning of period ............................      94,000      576,000
                                                           ---------    ---------

   Cash end of period ..................................   $   5,000    $ 290,000
                                                           =========    =========

                             See accompanying notes

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                          Notes to Financial Statements


1.  BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1998 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of the Partnership for the year ended December 31, 1997.

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



Date:  November 1, 1998           STEVEN M. SPEIER
       ---------------            ------------------------------------
                                  Steven M. Speier
                                  President and Director