Form 10-K405
period 1998-12-31
IDM PARTICIPATING INCOME CO II
filed 1999-04-09
CIK 832475

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      Form 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998      Commission file number: 0-16832

                         IDM Participating Income Company-II
                          (A CALIFORNIA LIMITED PARTNERSHIP)

         State of California                             33-0177934
--------------------------------------  ----------------------------------------
   (State or other jurisdiction of
    incorporation or organization)       (I.R.S. Employer Identification Number)

 2424 S.E. Bristol Street, Suite 200
      Newport Beach, California                             92660
--------------------------------------  ----------------------------------------
   (Address of principal executive                       (Zip Code)
              offices)

Registrant's telephone number,
 including area code:                                 (713) 706-6271


--------------------------------------------------------------------------------
            (Former name or former address, if changed since last report)

             Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                  -----------------------------------------

        None                                              None

             Securities registered pursuant to Section 12(g) of the Act:

                          200,000 LIMITED PARTNERSHIP UNITS

                                    Title of class

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No____ .

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

AT MARCH 31, 1999 - NONE - UNITS NOT TRADED

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

IDM Corporation ("IDM"), a California corporation, together with certain affiliates, which had borrowed from the Partnership, reorganized under Chapter 11 of the United States Bankruptcy Code effective on March 22, 1993. As restructured in the bankruptcy of the debtors of the Registrant, collection of the original notes held by the Partnership is dependent upon both the value of the property securing the loans and the continuing credit of the applicable Borrowers. As was the case prior to the bankruptcy of IDM and its affiliated debtor entities, the remaining original secured loans are non-recourse, and if there is default on the loan, the Partnership will only have recourse against the respective property and not any Borrower. Further, to the extent there is any senior secured debt on the property, and a foreclosure results from a default on the senior secured debt, there is a risk that the Partnership might not recover the amount owing or any portion thereof.

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

LOAN SUMMARY

In March 1987, the Partnership funded a $2,100,000 loan to Meadow Wood Village Apartments, Ltd. (an affiliate of the General Partner) to refinance an existing loan on Meadow Wood Apartments located in Long Beach, California. The project consists of seventeen operating buildings containing a total of 206 residential units. The loan was secured by a junior deed of trust and matured June 30, 1995. At December 31, 1995, the outstanding principal balance of $1,900,000 was reserved in its entirety resulting in a net book value of $0. This note and junior deed of trust was sold effective September 1, 1996 for $100,000. In January 1997, an additional $150,000 was received from Meadow Wood Village Apartments, Ltd. related to this note. These combined collections are reflected in the 1996 income statement as a recovery of reserved receivables in the amount of $250,000.

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

In December 1991, the Partnership funded a $3,500,000 loan to IDM Corporation (an affiliate of the General Partner) on Pads A, E, and F of the Beach and Lampson retail center. The borrower repaid $1,100,000 during 1992. The loan is secured by a first deed of trust. Under the Plan, the secured principal balance was reduced to $1,333,000 and the remainder was converted to shares of IDM common stock and distributed to the limited partners of this Partnership. During 1996, IDM Corporation sold Pad F of the Beach and Lampson retail center for $525,000. The net sales proceeds received of $474,085 were repaid to the Partnership and applied as a principal reduction on this loan. During 1996, the remaining principal balance was reserved in its entirety.

In 1997, the Partnership funded four new participating loans to affiliates. Each loan is secured by real property and bears interest at a variable rate determined by the Federal Reserve of San Francisco's discount rate plus a 3% premium with a minimum of 12.12% and a maximum of 15.15%. The interest rate can be adjusted the last day of March, June, September and December of each year until note agreement is fulfilled. The current interest rate is 12.12%. Each loan is more fully described below.

On April 15, 1997, the Partnership funded a loan to Sierra Pacific Pension Investors '84, an affiliate of the general partner, in the amount of $200,000. The loan is secured by a second trust deed on the Sierra Valencia property located in Tucson, Arizona. Monthly payments of $6,659, consisting of both interest and principle, commenced on May 15, 1997 and shall continue until April 15, 2000, when the indebtedness is due in full. As of December 31, 1998, the loan balance was $103,373.

The Partnership entered into two loan agreements with CGS Real Estate Company, Inc., an affiliate of the general partner. On August 1, 1997, the Partnership funded $165,000 to secure financing for a land acquisition in San Diego, California (Sorrento II Land). On December 1, 1997, an additional $316,500 was funded to provide financing for a land acquisition in Long Beach, California (Bally Land). Both loans are secured by second trust deeds and have a term of five years. Interest only payments are due monthly in arrears.

On December 24, 1997, the Partnership funded a $372,500 loan to NO-SO, Inc., an affiliate of the general partner, to provide financing for a land development in Phoenix, Arizona. The loan is secured by a second deed of trust on the land and has a term of five years. Interest only payments are due monthly in arrears.

In 1998, the Partnership funded an additional $585,000 to CGS Real Estate Company, Inc.. An existing secured loan made in 1997 was amended, increasing the loan amount to $750,110. The loan term was extended to December 31, 2003.

As of December 31, 1998, the Partnership has total secured notes receivable of $1,542,000.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31,1998, the number of security holders is as follows:

                                                        Number of
                                   Number of             Record
                                     Units               Holders
                                  -------------       -------------

    Limited Partners                   200,000               1,657
                                  =============       =============


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

ITEM 6.      SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1998 have been derived from the audited financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto.

Statement of Operations Information (in thousands, except per unit amounts)

                                                          Years Ended December 31,

                                             1998        1997       1996       1995      1994
                                            -------    -------    -------    -------    -------
Interest income .........................   $   159    $   125    $   254    $   332    $   364

Recovery of reserved
 receivables ............................         0        300        250          0         63

General and
 administrative .........................       (73)       (61)       (64)       (22)       (13)

Provision for
 possible losses ........................         0        (89)    (1,099)    (1,900)      (347)
                                            -------    -------    -------    -------    -------

Net income(loss) ........................   $    86    $  (275)   $  (659)   $(1,590)   $    67
                                            =======    =======    =======    =======    =======

Net income (loss)
 per limited partnership
 units outstanding ......................   $   .43    $ (1.37)   $ (3.26)   $ (7.87)   $   .33
                                            =======    =======    =======    =======    =======

Cash distribution
 per limited partnership
 units outstandingns ....................   $     0    $     0    $     0    $  1.99    $  2.49
                                            =======    =======    =======    =======    =======

Balance Sheet Information (in thousands)
                                                                 December 31,

                                               1998       1997       1996       1995       1994
                                            -------    -------    -------    -------    -------

Cash/interest receivable
(net of reserve) ........................   $     9    $   107    $   633    $    41    $    33

Loans to affiliates
(net of reserve) ........................     1,542      1,370        415      1,815      3,815

Receivables from affiliate ..............         0          1        150          0          0

Prepaid expenses ........................         7          0          0          0          0
                                            -------    -------    -------    -------    -------

Total Assets ............................   $ 1,558    $ 1,478    $ 1,198    $ 1,856    $ 3,848
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

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997.

Interest income increased by $34,000 primarily due to a full year of interest recognized on the funding of four participating loans to affiliates in the prior year. The total amount funded by the Partnership in 1997 was $1,054,000. In addition, one of the loans was funded an additional $585,000 in 1998. The four loans are secured by real property and currently bear interest at 12.12%.

The increase in interest income was partially offset due to the acceptance of a $350,000 payoff on the Harbor Plaza Ltd. loan in January 1998. In December 1997, the Partnership wrote down the loan balance to this amount against the previously established reserve and wrote off interest receivable of $24,000. The loan had a prior unreserved balance of $415,000. These loss provisions are reflected in the 1997 statement of operations. Interest income of $99,000 was recognized in 1997 relating to this loan.

General and administrative expenses increased by $12,000, principally due to higher insurance and data processing costs incurred in 1998. This increase was partially offset by a decrease in accounting fees incurred during the year.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996.

Interest income decreased by $129,000 primarily as a result of the sale of the Meadow Wood Village, Ltd. note and junior deed of trust effective September 1, 1996. Interest continued to accrue through the sale date. Interest income of $154,000 was recognized in 1996 relating to this loan. This decrease was partially offset by interest income associated with the funding of the four new participating loans to affiliates in 1997.

In 1997, the Partnership received a $300,000 payment on the Villa Redondo loan, which had previously been reserved in its entirety. This amount is reflected in the 1997 statement of operations as a reserved receivable recovery.

General and administrative expenses decreased by $3,000, primarily as a result of professional fees incurred for a fair value opinion on the Villa Redondo loan receivable in the prior year. No such costs were incurred in 1997. This decrease was partially offset by higher accounting fees, consulting fees and other operating costs incurred in 1997.

Liquidity and Capital Resources:

In January 1998, the Partnership accepted a $350,000 payoff on the Harbor Plaza, Ltd. note receivable. This cash was used to help fund an additional $585,000 on a participating loan made to an affiliate in 1997.

The Partnership is in a liquid position at December 31, 1998 with a cash balance of $8,000 and no current liabilities.

The Partnership has no plans or commitments for any future capital expenditures.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 1999.

YEAR 2000 COMPLIANCE

The Year 2000 Compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements.

The total cost to the Partnership of activities associated with Year 2000 Compliance is not anticipated to be material to its financial position or results of operations in any given year. In January 1999, the Partnership began utilizing a new software program to maintain books and records. The new software program is Year 2000 compliant.

The total amount of potential risk that would be reasonably likely to result from Year 2000 failures cannot presently be estimated. In the event the Partnership does not properly identify Year 2000 issues in a timely manner, there can be no assurance that Year 2000 issues will not materially affect the Partnership's results.

The Partnership's contingency plan should systems fail due to the Year 2000 date change is to temporarily convert to a manual system. The Partnership believes it could temporarily operate on a manual system without adversely impacting operations.

The preceding Year 2000 discussion contains various forward-looking statements which represent the Partnership's beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from projected results.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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


                                                                  Approximate
  Name                Position                           Age      Time in Office
  ------------------------------------------------------------------------------

  Steven M. Speier    President and Director             48       3 years

  Morris S. Cohen     Director                           61       4 years

  William J. Carden   Director                           54       3 years


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

In April 1996, IDM Corporation, the parent of the General Partner of the General Partner, entered into a Stock Purchase Agreement with S-P Properties, Inc. Under this agreement, S-P Properties, Inc. purchased 4,006,589 newly issued shares of IDM Corporation common stock, representing 47.5% of the issued and outstanding common stock of IDM Corporation. In conjunction with the stock purchase, the Registrant granted an option to S-P Properties, Inc. to purchase the Villa Redondo note and junior deed of trust, which is fully reserved and has a net book value of $0, for $300,000. The prior Board of Directors of IDM Corporation approved the option. The option price was determined by commissioning a national valuation firm to issue a fairness opinion. This option was exercised December 1997. The $300,000 collected by the Partnership was recorded as a reserved receivable recovery on the 1997 statement of operations. See "Loans to Affiliates" for additional information.

In 1998, affiliates of the general partner were reimbursed for accounting, legal and data processing services provided to the Partnership. CGS Real Estate Company, Inc. and its wholly owned subsidiaries received $9,000 for such services in 1998.

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

     (27) Selected Financial Data

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

  1.  Schedule XII - Mortgage Loans on Real Estate - December 31, 1998

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


                                          IDM PARTICIPATING INCOME COMPANY-II,
                                          a California Limited Partnership
                                          IDM PARTICIPATING INCOME CORPORATION
                                          General Partner of the General Partner

Date:  March 19, 1999                     /s/WILLIAM J. CARDEN
       --------------------------------   ------------------------------------
                                          William J. Carden
                                          Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 19, 1999                     /s/WILLIAM J. CARDEN
       ---------------------------------  ------------------------------------
                                          William J. Carden
                                          Director
                                          IDM Participating Income Corporation


Date:  March 19, 1999                     /s/MORRIS S. COHEN
       ---------------------------------  ------------------------------------
                                          Morris S. Cohen
                                          Director
                                          IDM Participating Income Corporation

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Partners of
IDM Participating Income Company - II

We have audited the financial statements of IDM Participating Income Company - II, a California limited partnership, (the "Partnership") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated March 12, 1999. Our audit also included the financial statement schedule of IDM Participating Income Company-II listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 1999

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                                 (in thousands)

                  Schedule XII - Mortgage Loans on Real Estate
                                December 31, 1998


COLUMN A                             COLUMN B     COLUMN C  COLUMN D   COLUMN E
--------                             --------     --------  --------   --------
Description
                                                              Face     Carrying
                                       Final                 Amount     Amount
                                     Maturity      Prior       Of         Of
                                       Date        Liens    Mortgages  Mortgages
--------------------------------------------------------------------------------
FIRST MORTGAGES:
Retail complex - Beach &
 Lampson, Stanton, CA ............    Dec 1997    $    0    $  859(1)   $   859
SECOND MORTGAGES:
Industrial Bldg. - Sierra
 Valencia, Tucson, AZ ............    Apr 2000         0       200(2)       103

Land - San Diego, CA .............    Dec 2003         0       750(2)       750

Land - Long Beach, CA ............    Dec 2002         0       316(2)       316

Land - Phoenix, AZ ...............    Dec 2002         0       373(2)       373

Reserve for possible losses ......                                         (859)
                                                  ------    ------      --------

             Total ...............                $    0    $2,498      $ 1,542
                                                  ======    ======      ========

Column A: All debtors are IDM corporation and other affiliates.
Column D: (1) The secured portion of this loan bears interest at 8%. The undersecured portion of the loan has been repaid with newly issued IDM stock.
          (2) These loans bear a variable interest rate determined by the Federal Reserve of San Francisco's discount rate prevailing on the 25th day of the month preceding the payment due date plus a 3% premium with a minimum of 12.12% and a maximum of 15.15%. The current rate is 12.12%.

RECONCILIATION FOR 1998, 1997, AND 1996:

                                                1998         1997         1996
                                              -------      -------      -------

Balance at beginning of year ............     $ 1,370      $   415      $ 1,815

Additions during year:
     New mortgage loans .................         585        1,054            0

Deductions during year:
     Collections of principal ...........        (413)         (34)        (474)
     Provisions for possible losses .....           0          (65)        (926)
                                              -------      -------      -------

Balance at close of year ................     $ 1,542      $ 1,370      $   415
                                              =======      =======      =======

The reserve is based on management's assessment of the loans outstanding, the outcome of IDM's plan of reorganization and on prevailing and anticipated economic conditions.

                          INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----

      Independent Auditors' Report                                      F-2

      Balance Sheets - December 31, 1998 and 1997                       F-3

      Statements of Operations and Partners' Capital -                  F-4
      for the years ended December 31, 1998, 1997, and 1996

      Statements of Cash Flows - for the years ended                    F-5
      December 31, 1998, 1997, and 1996

      Notes to Financial Statements                                     F-6

INDEPENDENT AUDITORS' REPORT


To the Partners of IDM Participating Income Company - II:

We have audited the accompanying balance sheets of IDM Participating Income Company - II, a California limited partnership, (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations and partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such statements present fairly, in all material respects, the financial position of IDM Participating Income Company - II as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 1999

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                                 Balance Sheets
                           December 31, 1998 and 1997
                       (in thousands, except unit amounts)


                                     ASSETS

                                                       1998           1997
                                                   ------------   ------------
Cash ...........................................   $          8   $         94

Loans to affiliates (Note 2):
     Interest receivable .......................              1             13

     Principal, less reserve for
     possible losses of $859 at December
     31, 1998 and 1997, respectively ...........          1,542          1,370

Receivable from affiliate (Note 2) .............              0              1

Prepaid expenses ...............................              7              0
                                                   ------------   ------------
                                                   $      1,558   $      1,478
                                                   ============   ============


                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable ...............................   $          0   $          6


Commitments and contingencies (Note 4)


General partner ................................            439            438

Limited partners:
200,000 units authorized,
200,000 issued and outstanding .................          1,119          1,034
                                                   ------------   ------------

Total partners' capital ........................          1,558          1,472
                                                   ------------   ------------

Total liabilities and partners'
 capital .......................................   $      1,558   $      1,478
                                                   ============   ============


Limited partners' equity per unit ..............   $       5.60   $       5.17
                                                   ============   ============



 The accompanying notes are an integral part of these financial statements.

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                Statement of Operations and Partners' Capital
                    For The Year Ended December 31, 1998
                (in thousands, except unit and per unit amounts)



                                           General      Limited
                                           Partner      Partners        Total
                                          ---------     ---------     ---------
Interest income (Note 2) .............    $       2     $     157     $     159

General and administrative
 expenses (Note 3) ...................           (1)          (72)          (73)
                                          ---------     ---------     ---------
     Net income ......................            1            85            86

Partners' capital - beginning of
 year ................................          438         1,034         1,472

Distributions to partners ............            0             0             0
                                          ---------     ---------     ---------
Partners' capital - end of year ......    $     439     $   1,119     $   1,558
                                          =========     =========     =========

Net income per limited
 partnership unit outstanding ........                  $     .43
                                                        =========

Number of limited partnership
  units outstanding ..................                    200,000
                                                        =========



 The accompanying notes are an integral part of these financial statements.

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                  Statement of Operations and Partners' Capital
                      For The Year Ended December 31, 1997
                (in thousands, except unit and per unit amounts)



                                           General      Limited
                                           Partner      Partners        Total
                                          ---------     ---------     ---------
Interest income (Note 2) .............    $       1     $     124     $     125

Recovery of reserved receivables
 (Note 2) ............................            3           297           300

Provision for possible losses
 (Note 2) ............................           (1)          (88)          (89)

General and administrative
 expenses (Note 3) ...................           (1)          (60)          (61)
                                          ---------     ---------     ---------

     Net income ......................            2           273           275

Partners' capital - beginning of
 year ................................          436           761         1,197

Distributions to partners ............            0             0             0
                                          ---------     ---------     ---------

Partners' capital - end of year ......    $     438     $   1,034     $   1,472
                                          =========     =========     =========

Net income per limited
 partnership unit outstanding ........                  $    1.37
                                                        =========

Number of limited partnership
 units outstanding ...................                    200,000
                                                        =========



 The accompanying notes are an integral part of these financial statements.
                                    F-4A

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                  Statement of Operations and Partners' Capital
                      For The Year Ended December 31, 1996
                (in thousands, except unit and per unit amounts)



                                           General       Limited
                                           Partner       Partners       Total
                                          ---------     ---------     ---------
Interest income (Note 2) .............    $       3     $     251     $     254

Recovery of reserved receivables
 (Note 2) ............................            3           247           250

Provision for possible losses ........          (11)       (1,088)       (1,099)

General and administrative
 expenses ............................           (1)          (63)          (64)
                                          ---------     ---------     ---------

Net loss .............................           (6)         (653)         (659)

Partners' capital - beginning of
 year ................................          442         1,414         1,856

Distributions to partners ............            0             0             0
                                          ---------     ---------     ---------

Partners' capital - end of year ......    $     436     $     761     $   1,197
                                          =========     =========     =========

Net loss per limited partnership
 unit outstanding ....................                  $   (3.26)
                                                        =========

Number of limited partnership
 units outstanding ...................                    200,000
                                                        =========




 The accompanying notes are an integral part of these financial statements.
                                    F-4B

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                            Statements of Cash Flows
              For the Years Ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                                         1998        1997       1996
                                                        -------    -------    -------
Cash flows from operating activities:

Net income (loss) ...................................   $    86    $   275    $  (659)
Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:
     Recovery of reserved receivables ...............         0       (300)         0
     Provision for possible losses ..................         0         89      1,099
     Decrease (increase) in interest receivable .....        12         20       (203)
     Decrease (increase) in receivable from affiliate         1        149       (150)
     (Increase) in prepaid expenses .................        (7)         0          0
     (Decrease) increase in accounts payable ........        (6)         5          1
                                                        -------    -------    -------

     Net cash provided by operating
        activities ..................................        86        238         88
                                                        -------    -------    -------

Cash flows from investing activities:

   Loans to affiliates ..............................      (585)    (1,054)         0

   Collections from loans to affiliates .............       413        334        474
                                                        -------    -------    -------

     Net cash (used in) provided
        by investing activities .....................      (172)      (720)       474
                                                        -------    -------    -------

Net (decrease) increase in cash .....................       (86)      (482)       562

     Cash at beginning of year ......................        94        576         14
                                                        -------    -------    -------

     Cash at end of year ............................   $     8    $    94    $   576
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1998 and 1997 consist of cash, loans to affiliates, receivable from affiliate, prepaid expenses, and accounts payable. The fair value of cash, prepaid expenses, and accounts payable approximates the carrying value due to the short-term nature of these items. Management does not fair value the loans to affiliates and receivable from affiliate due to the related party nature of these receivables.

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

Because the determination of fair value is based upon projection of future economic events, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1998. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

REVENUE RECOGNITION

Interest income is recognized as provided for under the Plan except for when, in the opinion of management, such amounts are uncollectible.

CALCULATION OF NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is determined by dividing net income (loss) by the number of limited partnership units outstanding, 200,000 for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These SFAS's, which are effective for the Partnership's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of the results of operations. During the periods presented, the Partnership did not have any items of comprehensive income. The adoption of SFAS No. 131 had no effect on the Partnership's financial statements as the Partnership operates in only one segment, the lending of funds to affiliated entities.


                                      F-6A

IDM Participating Income Company - II
Notes to Financial Statements
Page three


2.  LOANS TO AFFILIATES

The Partnership made senior and junior mortgage loans to provide financing to IDM Corporation and its affiliated companies as follows (in thousands):

                                                      1998                            1997
                                          -----------------------------   -----------------------------
                                          Balance    Reserve      Net     Balance    Reserve      Net
                                          -------    -------    -------   -------    -------    -------
IDM Corporation:

   Beach & Lampson
   Stanton, CA
   (due December 1997) ................   $   859    $  (859)   $     0   $   859    $  (859)   $     0

Other affiliated companies:

   Harbor Plaza, Ltd. .................
   Port Hueneme, CA
   (due December 1997) ................         0          0          0       350          0        350

   Sierra Pacific Pension Investors '84
   Sierra Valencia, Tucson, AZ
   (due April 2000) ...................       103          0        103       166          0        166

   CGS Real Estate Company, Inc. ......
   Sorrento II Land, San Diego, CA
   (due December 2003) ................       750          0        750       165          0        165

   CGS Real Estate Company, Inc. ......
   Bally Land, Long Beach, CA
   (due December 2002) ................       316          0        316       316          0        316

   NO-SO, Inc. ........................
   Land Development, Phoenix, AZ
   (due December 2002) ................       373          0        373       373          0        373
                                          -------    -------    -------   -------    -------    -------

                                          $ 2,401    $  (859)   $ 1,542   $ 2,229    $  (859)   $ 1,370
                                          =======    =======    =======   =======    =======    =======

The Beach & Lampson and Harbor Plaza loans were in effect prior to re-organization. Prior to the re-organization, the loan terms included interest as 12.12% payable monthly with all principal due at maturity. The accrual of interest on these loans ceased July 10, 1992. The remaining loans were initiated after the re-organization and are not affected. As of December 31, 1998, the Partnership has total collateralized debt ("Secured Debt") of $1,542,000.



                                      F-6B

IDM Participating Income Company - II
Notes to Financial Statements
Page four


In April 1996, IDM Corporation, the parent of the General Partner of the General Partner, entered into a Stock Purchase Agreement with S-P Properties, Inc. Under this agreement, S-P Properties, Inc. purchased 4,006,589 newly issued shares of IDM Corporation common stock, representing 47.5% of the issued and outstanding common stock of IDM Corporation. In conjunction with the stock purchase, the Partnership granted an option to S-P Properties, Inc. to purchase the Villa Redondo note and junior deed of trust, which was fully reserved and had a net book value of $0, for $300,000. The option was approved by the prior Board of Directors of IDM Corporation. The option price was determined by commissioning a national valuation firm to issue a fairness opinion. This option was executed in 1997. The Partnership recorded the $300,000 collected as a reserved receivable recovery on the 1997 statement of operations. In the first quarter of 1997, the remaining note receivable and interest receivable balances were written off against the previously established reserves.

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

The Beach & Lampson loan was reserved in its entirety during 1996 resulting in a net book value of $0. To the extent that cash flow is available, the Partnership will receive all of its allowed Secured Debt of this loan with interest at 8% per year through December 31, 1997. No interest has been accrued on this loan since the bankruptcy filing. During 1996, IDM Corporation sold Pad F of the Beach and Lampson retail center for $525,000. The net sales proceeds received of $474,085 were repaid to the Partnership and applied as a principal reduction on this loan.

The Meadow Wood Village Apartments, Ltd. loan, which was unaffected by the above-mentioned bankruptcy, was reserved in its entirety during 1995 resulting in a net book value of $0. This note and junior deed of trust were sold for $100,000 effective September 1, 1996. In January 1997, an additional $150,000 was received from Meadow Wood Village Apartments, Ltd. related to this note. The combined collections are reflected in the 1996 statement of operations as a reserved receivable recovery in the amount of $250,000. Interest continued to accrue at 12.12% through the sale date. For the years ended December 31, 1996 and 1995, the Partnership recognized interest income of $154,000 and $233,000, respectively, related to this loan. Meadow Wood Village Apartments, Ltd. discontinued interest payments in 1996. When this loan was sold, the Partnership wrote-off the interest receivable balance of $173,000 related to this loan.

In 1997, the Partnership funded four new participating loans to affiliates. Each loan is secured by real property and bears interest at a variable rate determined by the Federal Reserve of San Francisco's discount rate plus a 3% premium with a minimum of 12.12% and a maximum of 15.15%. The interest rate can be adjusted the last day of March, June, September and December of each year until note agreement is fulfilled. The current interest rate is 12.12%. Each loan has a term of five years and is more fully described below.

On April 15, 1997, the Partnership funded a loan to Sierra Pacific Pension Investors '84, an affiliate of the general partner, in the amount of $200,000. The loan is secured by a second trust deed on the Sierra Valencia property located in Tucson, Arizona. Monthly payments of $6,659, consisting of both interest and principle, commenced on May 15, 1997 and shall continue until April 15, 2000, when the indebtedness is due in full. For the years ended December 31, 1998 and 1997, the Partnership recognized interest income of $16,000 and $14,000, respectively, related to this loan. As of December 31, 1998, the loan balance was $103,373.


                                      F-6C

IDM Participating Income Company - II
Notes to Financial Statements
Page five


The Partnership entered into two loan agreements with CGS Real Estate Company, Inc., an affiliate of the general partner. On August 1, 1997, the Partnership funded $165,000 to secure financing for a land acquisition in San Diego, California (Sorrento II Land). On December 1, 1997, an additional $316,500 was funded to provide financing for a land acquisition in Long Beach, California (Bally Land). Both loans are secured by second trust deeds and have a term of five years. Interest only payments are due monthly in arrears. For the years ended December 31, 1998 and 1997, the Partnership recognized interest income of $97,000 and $9,000, respectively, related to these loans.

On December 24, 1997, the Partnership funded a $372,500 loan to NO-SO, Inc., an affiliate of the general partner, to provide financing for a land development in Phoenix, Arizona. The loan is secured by a second deed of trust in the land and has a term of five years. Interest only payments are due monthly in arrears. For the years ended December 31, 1998 and 1997, the Partnership recognized interest income of $45,000 and $3,000, respectively, related to this loan.

In 1998, the Partnership funded an additional $585,000 to CGS Real Estate Company, Inc. An existing secured loan made in 1997 was amended, increasing the loan amount to $750,110. The loan term was extended to December 31, 2003.

In 1997, the Partnership made a short-term advance to IDM Corporation in the amount of $1,000. This advance was repaid in the first quarter of 1998.

3.  RELATED PARTY TRANSACTIONS

As described in Note 2, the Partnership has loaned funds to IDM Corporation, the parent of the General Partner and to other affiliated entities.

Affiliates of the general partner are reimbursed for accounting, legal and data processing services provided to the Partnership. In 1998 and 1997, CGS Real Estate Company, Inc. and its subsidiaries received $9,000 and $14,000, respectively, for such services. IDM Corporation received $15,000 for such services in 1997. No such reimbursements were made in 1996.

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