Form 10-Q
period 1999-03-31
IDM PARTICIPATING INCOME CO II
filed 1999-05-13
CIK 832475

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter ended                       March 31, 1999
                      ----------------------------------------------------
Commission file number                      0-16832
                      ----------------------------------------------------

                       IDM Participating Income Company-II
                       (A California Limited Partnership)


        State of California                        33-0177934
-------------------------------------  -----------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                   Number)



2424 S.E. Bristol Street, Suite 200
     Newport Beach, California                       92660
---------------------------------------- ---------------------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number,
including area code:                          (713) 706-6271
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

Number of limited partnership interests outstanding as of March 31, 1999:
200,000

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER

Balance Sheets - March 31, 1999 and December 31, 1998                       4

Statements of Operations - For the Three Months Ended March 31, 1999
and 1998                                                                    5

Statements of Cash Flows - For the Three Months Ended March 31, 1999
and 1998                                                                    6

Notes to Financial Statements                                               7


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

Results of Operations:

Comparison of 1999 to 1998.

Interest income increased $16,000 for the three months ended March 31, 1999 when compared to the corresponding period in 1998. This increase was primarily due to interest income associated with the funding of an additional $585,000 in 1998 to an affiliate on an existing secured loan.

General and administrative expenses increased $4,000 for the three months ended March 31, 1999 when compared to the same period in 1998. This increase was principally the result of higher insurance costs and professional fees incurred during the quarter. This increase was partially offset by a decrease in data processing fees.

Liquidity and Capital Resources:

The Partnership is in a liquid position at March 31, 1999 with a cash balance of $4,000 and current liabilities of $3,000. The Partnership has no commitments for any future capital expenditures.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 1999.

Year 2000 Compliance:

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

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

--------------------------------------------------------------------------------

                                              March 31, 1999   December 31, 1998
                                              --------------   -----------------
ASSETS

Cash ......................................   $        4,000   $           8,000

Loans to affiliates:

   Interest receivable ....................           44,000               1,000

   Principal, less reserve for possible
   losses of $859,000 at March 31, 1999
   and December 31, 1998 ..................        1,525,000           1,542,000

Receivables from affiliates ...............            1,000                   0

Prepaid expenses ..........................            3,000               7,000
                                              --------------   -----------------
Total Assets ..............................   $    1,577,000   $       1,558,000
                                              ==============   =================
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable ..........................   $        3,000   $               0

Partners' capital:

General Partner ...........................          439,000             439,000
Limited Partners:
   200,000 units authorized,
   200,000 issued and outstanding .........        1,135,000           1,119,000
                                              --------------   -----------------
Total Partners' capital ...................        1,574,000           1,558,000
                                              --------------   -----------------
Total Liabilities and Partners' capital ...   $    1,577,000   $       1,558,000
                                              ==============   =================



Limited partners' equity per unit .........   $         5.68   $            5.60
                                              ==============   =================

                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                      1999              1998
                                                    ---------         ---------
Interest income ..............................      $  47,000         $  31,000
General and administrative expenses ..........        (31,000)          (27,000)
                                                    ---------         ---------
Net income ...................................      $  16,000         $   4,000
                                                    ---------         ---------
Net income allocable to
   limited partners ..........................      $  16,000         $   4,000
                                                    =========         =========
Number of limited partnership
   interests outstanding .....................        200,000           200,000
                                                    =========         =========
Net income per limited
   partnership interest ......................      $    0.08         $    0.02
                                                    =========         =========

                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            1999         1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................   $  16,000    $   4,000
  Adjustments to reconcile net income to cash
  used in operating activities:
     Increase in interest receivable .................     (43,000)     (26,000)
     Increase in receivables from affiliates .........      (1,000)    (446,000)
     Decrease in prepaid expenses ....................       4,000            0
     Increase in accounts payable ....................       3,000       16,000
                                                         ---------    ---------
     Net cash used in operating activities ...........     (21,000)    (452,000)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections of loans from affiliates ...............      17,000      365,000
                                                         ---------    ---------
     Net cash provided by investing activities .......      17,000      365,000
                                                         ---------    ---------
NET DECREASE IN CASH .................................      (4,000)     (87,000)

   Cash beginning of period ..........................       8,000       94,000
                                                         ---------    ---------
   Cash end of period ................................   $   4,000    $   7,000
                                                         =========    =========

                             See accompanying notes

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                          Notes to Financial Statements


1.  BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of the Partnership for the year ended December 31, 1998.

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

                                          IDM PARTICIPATING INCOME COMPANY-II,
                                          a California Limited Partnership

                                          IDM PARTICIPATING INCOME CORPORATION
                                          General Partner of the General Partner



Date:  May 7, 1999                        /s/ WILLIAM J. CARDEN
     -------------------------            ------------------------------
                                          William J. Carden
                                          Director