Form 10-Q
period 1999-06-30
IDM PARTICIPATING INCOME CO II
filed 1999-08-10
CIK 832475

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                         June 30, 1999
                       ----------------------------------------------------
Commission file number                       0-16832
                       ----------------------------------------------------


                       IDM Participating Income Company-II
                       (A California Limited Partnership)


         State of California                         33-0177934
---------------------------------------  ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)



 2424 S.E. Bristol Street, Suite 200
      Newport Beach, California                        92660
---------------------------------------  -----------------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number,
including area code:                           (713) 706-6271
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

Number of limited partnership interests outstanding as of June 30, 1999:
200,000

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Balance Sheets - June 30, 1999 and December 31, 1998                         4

Statements of Operations - For the Six Months Ended June 30, 1999
and 1998 and the Three Months Ended June 30, 1999 and 1998                   5

Statements of Cash Flows - For the Six Months Ended June 30,
1999 and 1998                                                                6

Notes to Financial Statements                                                7

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

Results of Operations:

Comparison of 1999 to 1998.

Interest income for the six months and three months ended June 30, 1999 increased by $31,000 and $15,000, respectively, when compared to the corresponding periods in 1998. These increases were primarily due to interest income associated with the funding of an additional $585,000 in 1998 to an affiliate on an existing secured loan.

General and administrative expenses increased by $5,000, or 13%, for the six months ended June 30, 1999 in comparison to the same period the prior year, principally due to higher insurance costs and professional fees. This increase was partially offset by a decrease in data processing fees. For the three months ended June 30, 1999, general and administrative expenses increased by $1,000, or 8%, primarily due to the higher insurance costs and professional fees.

Liquidity and Capital Resources:

The Partnership is in a liquid position at June 30, 1999 with a cash balance of $5,000 and current liabilities of $1,000. The Partnership has no commitments for any future capital expenditures.

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

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                       JUNE 30, 1999   DECEMBER 31, 1998
                                                       -------------   -----------------
ASSETS

Cash ...............................................   $       5,000   $           8,000

Loans to affiliates:

    Interest receivable ............................          88,000               1,000

    Principal, less reserve for possible losses
    of $859,000 at June 30, 1999 and
    December 31, 1998 ..............................       1,508,000           1,542,000

Receivables from affiliates ........................           5,000                   0

Prepaid expenses ...................................               0               7,000
                                                       -------------   -----------------
Total Assets .......................................   $   1,606,000   $       1,558,000
                                                       =============   =================
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable ...................................           1,000                   0

General Partner ....................................         439,000             439,000
Limited Partners:
    200,000 units authorized,
    200,000 issued and outstanding .................       1,166,000           1,119,000
                                                       -------------   -----------------
Total Partners' capital ............................       1,605,000           1,558,000
                                                       -------------   -----------------
Total Liabilities and Partners' capital ............   $   1,606,000   $       1,558,000
                                                       =============   =================


Limited partners' equity per unit ..................   $        5.83   $            5.60
                                                       =============   =================

                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
                 For the Six Months Ended June 30, 1999 and 1998
              and for the Three Months Ended June 30, 1999 and 1998

--------------------------------------------------------------------------------

                                         SIX MONTHS ENDED         THREE MONTHS ENDED
                                             JUNE 30,                  JUNE 30,
                                      ----------------------    ----------------------
                                         1999         1998         1999         1998
                                      ---------    ---------    ---------    ---------
Interest income ...................   $  92,000    $  61,000    $  45,000    $  30,000
General and administrative expenses     (45,000)     (40,000)     (14,000)     (13,000)
                                      ---------    ---------    ---------    ---------
Net income ........................   $  47,000    $  21,000    $  31,000    $  17,000
                                      ---------    ---------    ---------    ---------
Net income allocable to
   limited partners ...............   $  47,000    $  21,000    $  31,000    $  17,000
                                      =========    =========    =========    =========
Number of limited partnership
   interests outstanding ..........     200,000      200,000      200,000      200,000
                                      =========    =========    =========    =========
Net income per limited
   partnership interest ...........   $    0.24    $    0.11    $    0.16    $    0.09
                                      =========    =========    =========    =========

                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                       SIX MONTHS ENDED JUNE 30,
                                                       ------------------------
                                                          1999          1998
                                                       ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................   $   47,000     $  21,000
  Adjustments to reconcile net income to cash
  used in operating activities:
     Increase in interest receivable ...............      (87,000)      (52,000)
     Increase in receivables from affiliates .......       (5,000)     (434,000)
     Decrease in prepaid expenses ..................        7,000             0
     Increase (decrease) in accounts payable .......        1,000        (5,000)
                                                       ----------     ---------
     Net cash used in operating activities .........      (37,000)     (470,000)
                                                       ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections of loans from affiliates .............       34,000       380,000
                                                       ----------     ---------
     Net cash provided by investing activities .....       34,000       380,000
                                                       ----------     ---------
NET DECREASE IN CASH ...............................       (3,000)      (90,000)

   Cash beginning of period ........................        8,000        94,000
                                                       ----------     ---------
   Cash end of period ..............................   $    5,000     $   4,000
                                                       ==========     =========

                             See accompanying notes

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                          Notes to Financial Statements

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of the Partnership for the year ended December 31, 1998.

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

                                   IDM PARTICIPATING INCOME COMPANY-II,
                                   a California Limited Partnership

                                   IDM PARTICIPATING INCOME CORPORATION
                                   General Partner of the General Partner



Date:   July 30, 1999              /S/WILLIAM J. CARDEN
        ---------------            ------------------------------------
                                   William J. Carden
                                   Director