Form 10-Q
period 1999-09-30
IDM PARTICIPATING INCOME CO II
filed 1999-11-08
CIK 832475

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter ended                      September 30, 1999
                       ----------------------------------------------------
Commission file number                       0-16832
                       ----------------------------------------------------




                       IDM Participating Income Company-II
                       (A California Limited Partnership)


         State of California                        33-0177934
--------------------------------------  -----------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                    Number)


      7700 Irvine Center Drive
              Suite 400
         Irvine, California                           92618
--------------------------------------  -----------------------------------
   (Address of principal executive
              offices)                              (Zip Code)



Registrant's telephone
number,
including area code:                           (713) 706-6271
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

Number of limited partnership interests outstanding as of September 30, 1999: 200,000

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Balance Sheets - September 30, 1999 and December 31, 1998                    4

Statements of Operations - For the Nine Months Ended September 30, 1999
and 1998 and the Three Months Ended September 30, 1999 and 1998              5

Statements of Cash Flows - For the Nine Months Ended September
30, 1999 and 1998                                                            6

Notes to Financial Statements                                                7

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

Results of Operations:

Comparison of 1999 to 1998.

Interest income for the nine months and three months ended September 30, 1999 increased by $47,000 and $16,000, respectively, when compared to the corresponding periods in 1998. These increases were primarily due to interest income associated with the funding of an additional $585,000 in 1998 to an affiliate on an existing secured loan.

General and administrative expenses for the nine months ended September 30, 1999 increased by $3,000, or 6%, when compared to the same period in the prior year, primarily due to an increase in insurance costs. This increase was partially offset by a decrease in data processing fees. For the three months ended September 30, 1999, general and administrative expenses decreased by $2,000, or 20%, principally due to lower data processing and professional fees incurred during the quarter.

Liquidity and Capital Resources:

The Partnership is in a liquid position at September 30, 1999 with a cash balance of $24,000 and current liabilities of $2,000. The Partnership has no commitments for any future capital expenditures.

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

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                        SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                       --------------------   --------------------
ASSETS

Cash ...............................................   $             24,000   $              8,000

Loans to affiliates:

    Interest receivable ............................                131,000                  1,000

    Principal, less reserve for possible losses
    of $859,000 at September 30, 1999 and
    December 31, 1998 ..............................              1,490,000              1,542,000

Prepaid expenses ...................................                      0                  7,000
                                                       --------------------   --------------------

Total Assets .......................................   $          1,645,000   $          1,558,000
                                                       ====================   ====================

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable ...................................   $              2,000   $                  0

General Partner ....................................                439,000                439,000
Limited Partners:
    200,000 units authorized,
    200,000 issued and outstanding .................              1,204,000              1,119,000
                                                       --------------------   --------------------

Total Partners' capital ............................              1,643,000              1,558,000
                                                       --------------------   --------------------

Total Liabilities and Partners' capital ............   $          1,645,000   $          1,558,000
                                                       ====================   ====================

Limited partners' equity per unit ..................   $               6.02   $               5.60
                                                       ====================   ====================

                            SEE ACCOMPANYING NOTES

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
           AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                         NINE MONTHS ENDED        THREE MONTHS ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,
                                      ----------------------    ----------------------
                                         1999         1998         1999        1998
                                      ---------    ---------    ---------    ---------
Interest income ...................   $ 138,000    $  91,000    $  46,000    $  30,000
General and administrative expenses     (53,000)     (50,000)      (8,000)     (10,000)
                                      ---------    ---------    ---------    ---------
Net income ........................   $  85,000    $  41,000    $  38,000    $  20,000
                                      ---------    ---------    ---------    ---------

Net income allocable to
   limited partners ...............   $  85,000    $  41,000    $  38,000    $  20,000
                                      =========    =========    =========    =========

Number of limited partnership
   interests outstanding ..........     200,000      200,000      200,000      200,000
                                      =========    =========    =========    =========

Net income per limited
   partnership interest ...........   $    0.43    $    0.21    $    0.19    $    0.10
                                      =========    =========    =========    =========

                             SEE ACCOMPANYING NOTES

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------------
                                                              1999                1998
                                                       -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................   $          85,000    $          41,000
  Adjustments to reconcile net income to cash
  used in operating activities:
     Increase in interest receivable ...............            (130,000)             (78,000)
     Increase in receivables from affiliates .......                   0             (434,000)
     Decrease (increase) in prepaid expenses .......               7,000               (8,000)
     Increase (decrease) in accounts payable .......               2,000               (6,000)
                                                       -----------------    -----------------

     Net cash used in operating activities .........             (36,000)            (485,000)
                                                       -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections of loans from affiliates .............              52,000              396,000
                                                       -----------------    -----------------

     Net cash provided by investing activities .....              52,000              396,000
                                                       -----------------    -----------------

NET INCREASE (DECREASE) IN CASH ....................              16,000              (89,000)

   Cash beginning of period ........................               8,000               94,000
                                                       -----------------    -----------------

   Cash end of period ..............................   $          24,000    $           5,000
                                                       =================    =================

                             SEE ACCOMPANYING NOTES

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                          Notes to Financial Statements

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 1999 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of the Partnership for the year ended December 31, 1998.

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

                                   IDM PARTICIPATING INCOME
                                   COMPANY-II,
                                   a California Limited Partnership

                                   IDM PARTICIPATING INCOME
                                   CORPORATION
                                   General Partner of the General Partner

Date:   November 1, 1999           /s/ WILLIAM J. CARDEN
        -----------------          ------------------------------------
                                   William J. Carden
                                   Director