Form 10-K405
period 1999-12-31
IDM PARTICIPATING INCOME CO II
filed 2000-03-30
CIK 832475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission file number: 0-16832

                       IDM Participating Income Company-II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

         State of California                           33-0177934
---------------------------------------  ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

 2424 S.E. BRISTOL STREET, SUITE 333
      NEWPORT BEACH, CALIFORNIA                          92660
---------------------------------------  ---------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number,
 including area code:                     (713) 706-6271
                                ------------------------------------

________________________________________________________________________________
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

AT MARCH 31, 2000 - NONE - UNITS NOT TRADED

                            DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registration of Securities on Form 10 dated April 28, 1988 (Registration No. 0-16832) are incorporated herein by reference in Part IV of this Form 10-K.

      Form 10-K for the fiscal year ended December 31, 1992 filed by the Registrant on April 14, 1993

                                     PART I

ITEM 1.   BUSINESS

IDM Participating Income Company-II, a California Limited Partnership (the "Partnership" or "Registrant"), is a California limited partnership formed in 1986 under the California Revised Limited Partnership Act to make participating loans to affiliates of the General Partner and to other parties ("Borrowers") as determined by the General Partner. The General Partner of the Registrant is IDM Participating Income General Partners' Co. - II. The General Partner of the General Partner of the Registrant is IDM Participating Income Corporation, a wholly owned subsidiary of IDM Corporation.

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

LOAN SUMMARY

In October 1988, the Partnership funded a $1,380,000 loan to Harbor Plaza, Ltd. (an affiliate of the General Partner) to refinance an existing loan on Harbor Plaza located in Port Hueneme, California. The project is comprised of an operating single-story garden office building totaling approximately 14,000 square feet. The loan is secured by a first deed of trust. At December 31, 1995, a reserve of $565,000 was outstanding against this loan. At December 31, 1996, an additional provision of $400,000 was recorded for a total reserve of $965,000. During 1997, the Partnership wrote off $1,030,000 of the outstanding note balance and $24,000 of outstanding interest receivable. The remaining note balance of $350,000 was paid off in January 1998.

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

In December 1991, the Partnership funded a $3,500,000 loan to IDM Corporation (an affiliate of the General Partner) on Pads A, E, and F of the Beach and Lampson retail center. The borrower repaid $1,100,000 during 1992. The loan is secured by a first deed of trust. Under the Plan, the secured principal balance was reduced to $1,333,000 and the remainder was converted to shares of IDM common stock and distributed to the limited partners of this Partnership. During 1996, IDM Corporation sold Pad F of the Beach and Lampson retail center for $525,000. The net sales proceeds received of $474,085 were repaid to the Partnership and applied as a principal reduction on this loan. During 1996, the remaining principal balance of $858,915 was reserved in its entirety.

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

On April 15, 1997, the Partnership funded a loan to Sierra Pacific Pension Investors '84, an affiliate of the general partner, in the amount of $200,000. The loan is secured by a second trust deed on the Sierra Valencia property located in Tucson, Arizona. Monthly payments of $6,659, consisting of both interest and principal, commenced on May 15, 1997 and shall continue until April 15, 2000, when the indebtedness is due in full. As of December 31, 1999, the loan balance was $32,000.

The Partnership entered into two loan agreements with CGS Real Estate Company, Inc., an affiliate of the general partner. On August 1, 1997, the Partnership funded $165,000 to secure financing for a land acquisition in San Diego, California (Sorrento II Land). On December 1, 1997, an additional $316,500 was funded to provide financing for a land acquisition in Long Beach, California (Bally Land). Both loans are secured by second trust deeds and have a term of five years. Interest only payments are due monthly in arrears. In 1998, the Partnership funded an additional $585,000 to CGS Real Estate Company, Inc.. The existing secured loan made in August 1997 was amended, increasing the loan amount to $750,110. The loan term was extended to December 31, 2003. During the first quarter of 2000, the Sorrento II Land was sold. It is anticipated that the Partnership will modify some of the above referenced notes transferring the security to land held for development by CGS Real Estate Company, Inc.

On December 24, 1997, the Partnership funded a $372,500 loan to NO-SO, Inc., an affiliate of the general partner, to provide financing for a land development in Phoenix, Arizona. In 1999, CGS Real Estate Company, Inc. purchased the land from NO-SO, Inc. and assumed the loan. The loan is secured by a second deed of trust on the land and has a term of five years. Interest only payments are due monthly in arrears.

As of December 31, 1999, the Partnership has total secured notes receivable of $1,471,000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31,1999, the number of security holders is as follows:

                                                        NUMBER OF
                                      NUMBER OF          RECORD
                                        UNITS            HOLDERS
                                      ---------         ---------
     Limited Partners                   200,000             1,645
                                      =========         =========

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

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 1999 have been derived from the audited financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto.

Statement of Operations Information (in thousands, except per unit amounts)

                                             Years Ended December 31,
                             --------------------------------------------------------
                               1999        1998        1997        1996        1995
                             --------    --------    --------    --------    --------
Interest income              $    183    $    159    $    125    $    254    $    332
Recovery of reserved
  receivables                       0           0         300         250           0
General and administrative        (58)        (73)        (61)        (64)        (22)
Provision for possible
  losses                            0           0         (89)     (1,099)     (1,900)
                             --------    --------    --------    --------    --------
Net income (loss)            $    125    $     86    $   (275)   $   (659)   $ (1,590)
                             ========    ========    ========    ========    ========
Net income (loss) per
  limited partnership
  units outstanding          $    .62    $    .43    $  (1.37)   $  (3.26)   $  (7.87)
                             ========    ========    ========    ========    ========
Cash distributions per
  limited Partnership
  units outstanding          $      0    $      0    $      0    $      0    $   1.99
                             ========    ========    ========    ========    ========

Balance Sheet Information (in thousands)

                                                    December 31,
                             --------------------------------------------------------
                               1999        1998        1997        1996        1995
                             --------    --------    --------    --------    --------
Cash/interest receivable
  (net of reserve)           $    212    $      9    $    107    $    633    $     41
Loans to affiliates
  (net of reserve)              1,471       1,542       1,370         415       1,815
Receivables from affiliate          0           0           1         150           0
Prepaid expenses                    0           7           0           0           0
                             --------    --------    --------    --------    --------
Total Assets                 $  1,683    $  1,558    $  1,478    $  1,198    $  1,856
                             ========    ========    ========    ========    ========

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

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998.

Interest income increased by $24,000 principally as a result of a full year of interest recognized on the funding of an additional $585,000 in 1998 to an affiliate on an existing secured loan.

General and administrative expenses decreased by $15,000, primarily due to a decrease in insurance and data processing costs. Further, lower accounting fees were incurred in 1999 when compared to the prior year.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997.

Interest income increased by $34,000 primarily due to a full year of interest recognized on the funding of four participating loans to affiliates in the 1997. The total amount funded by the Partnership in 1997 was $1,054,000. In addition, one of the loans was funded an additional $585,000 in 1998. The four loans are secured by real property and currently bear interest at 12.12%.

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

General and administrative expenses increased by $12,000, principally due to higher insurance and data processing costs incurred in 1998. This increase was partially offset by a decrease in accounting fees.

Liquidity and Capital Resources:

In 1999, the Partnership's cash position increased primarily due to the partial collection of loans receivable and interest income. The Partnership is in a liquid position at December 31, 1999 with a cash balance of $37,000 and no current liabilities.

The Partnership has no plans or commitments for any future capital expenditures.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

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

The Partnership did not experience any major system failures or disruptions in operations over the year 2000 transition. All systems have continued to operate as normal.

The Partnership did not separately track internal costs related to the Year 2000 issue and Partnership management believes these amounts did not have a material impact on the Partnership's financial position or results of operations.

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

                                                          Approximate
      Name                 Position               Age    Time in Office
      -----------------------------------------------------------------
      Morris S. Cohen      Director               62       5 years

      William J. Carden    Director               55       4 years


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

In 1999, affiliates of the general partner were reimbursed for accounting, legal and data processing services provided to the Partnership. CGS Real Estate Company, Inc. and its wholly owned subsidiaries received $7,000 for such services in 1999.

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

      1. Schedule XII - Mortgage Loans on Real Estate - December 31, 1999

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

                                          IDM PARTICIPATING INCOME COMPANY-II, a
                                          California Limited Partnership IDM
                                          PARTICIPATING INCOME CORPORATION
                                          General Partner of the General Partner

Date: March 19, 2000                      /s/WILLIAM J. CARDEN
      --------------                      --------------------
                                          William J. Carden
                                          Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2000                      /S/WILLIAM J. CARDEN
      --------------                      --------------------
                                          William J. Carden
                                          Director
                                          IDM Participating Income Corporation

Date: March 19, 2000                      /S/MORRIS S. COHEN
      --------------                      --------------------
                                          Morris S. Cohen
                                          Director
                                          IDM Participating Income Corporation

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Partners of
IDM Participating Income Company - II

We have audited the financial statements of IDM Participating Income Company - II, a California limited partnership, (the "Partnership") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 and have issued our report thereon dated February 25, 2000. Our audit also included the financial statement schedule of IDM Participating Income Company-II listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                       IDM PARTICIPATING INCOME COMPANY-II

                        A California Limited Partnership
                                 (in thousands)

                  Schedule XII - Mortgage Loans on Real Estate
                                December 31, 1999

COLUMN A                                COLUMN B  COLUMN C   COLUMN D     COLUMN E
--------                                --------  --------   --------     ----------
                                                                 Face       Carrying
                                           Final               Amount         Amount
                                        Maturity     Prior         Of             Of
Description                                 Date     Liens   Mortgages     Mortgages
-------------------------------------------------------------------------------------
FIRST MORTGAGES:
Retail complex - Beach & Lampson,
  Stanton, CA                           Dec 1997  $      0  $    859(1) $        859
SECOND MORTGAGES:
Industrial Bldg. - Sierra Valencia,
  Tucson, AZ                            Apr 2000         0       200(2)           32
Land - San Diego, CA                    Dec 2003         0       750(2)          750
Land - Long Beach, CA                   Dec 2002         0       316(2)          316
Land - Phoenix, AZ                      Dec 2002         0       373(2)          373

Reserve for possible losses                                                     (859)
                                                  --------  --------    ------------
               Total                              $      0  $  2,498    $      1,471
                                                  ========  ========    ============

Column A:   All debtors are IDM corporation and other affiliates.

Column D:   (1)   The secured portion of this loan bears interest at 8%. The undersecured portion of the loan has been repaid with newly issued IDM stock.

            (2) These loans bear a variable interest rate determined by the Federal Reserve of San Francisco's discount rate prevailing on the 25th day of the month preceding the payment due date plus a 3% premium with a minimum of 12.12% and a maximum of 15.15%. The current rate is 12.12%.

RECONCILIATION FOR 1999, 1998, AND 1997:         1999         1998         1997
                                             -----------  -----------  -----------
Balance at beginning of year                 $     1,542  $     1,370  $       415

Additions during year:
   New mortgage loans                                  0          585        1,054

Deductions during year:
   Collections of principal                          (71)       (413)          (34)
   Provisions for possible losses                      0            0          (65)
                                             -----------  -----------  -----------
Balance at close of year                     $     1,471  $     1,542  $     1,370
                                             ===========  ===========  ===========

The reserve is based on management's assessment of the loans outstanding, the outcome of IDM's plan of reorganization and on prevailing and anticipated economic conditions.

                            INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

      Independent Auditors' Report                                           F-2

      Balance Sheets - December 31, 1999 and 1998                            F-3

      Statements of Operations and Partners' Capital -
      for the years ended December 31, 1999, 1998, and 1997                  F-4

      Statements of Cash Flows - for the years ended
      December 31, 1999, 1998, and 1997                                      F-5

      Notes to Financial Statements                                          F-6

INDEPENDENT AUDITORS' REPORT

To the Partners of IDM Participating Income Company - II:

We have audited the accompanying balance sheets of IDM Participating Income Company - II, a California limited partnership, (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations and partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such statements present fairly, in all material respects, the financial position of IDM Participating Income Company - II as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2000

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                                 Balance Sheets
                           December 31, 1999 and 1998
                       (in thousands, except unit amounts)


                                     ASSETS
                                                              1999         1998
                                                             ------       ------

Cash .................................................       $   37       $    8

Loans to affiliates (Note 2):

     Interest receivable .............................          175            1

     Principal, less reserve for possible
     losses of $859 at December 31, 1999
     and 1998, respectively ..........................        1,471        1,542

Prepaid expenses .....................................            0            7
                                                             ------       ------
                                                             $1,683       $1,558
                                                             ======       ======

                       LIABILITIES AND PARTNERS' CAPITAL

Commitments and contingencies (Note 4)

General partner ......................................       $  440       $  439

Limited partners:
200,000 units authorized,
200,000 issued and outstanding .......................        1,243        1,119
                                                             ------       ------
Total partners' capital ..............................        1,683        1,558
                                                             ------       ------
Total liabilities and partners' capital ..............       $1,683       $1,558
                                                             ======       ======
Limited partners' equity per unit ....................       $ 6.22       $ 5.60
                                                             ======       ======


   The accompanying notes are an integral part of these financial statements.

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                  Statement of Operations and Partners' Capital
                      For The Year Ended December 31, 1999
                (in thousands, except unit and per unit amounts)

                                           General      Limited
                                           Partner      Partners        Total
                                          ---------     ---------     ---------
Interest income (Note 2) .............    $       2     $     181     $     183

General and administrative
     expenses (Note 3) ...............           (1)          (57)          (58)
                                          ---------     ---------     ---------
     Net income ......................            1           124           125

Partners' capital - beginning of
     year ............................          439         1,119         1,558

Distributions to partners ............            0             0             0
                                          ---------     ---------     ---------
Partners' capital - end of year ......    $     440     $   1,243     $   1,683
                                          =========     =========     =========
Net income per limited
     partnership unit outstanding ....                  $     .62
                                                        =========
Number of limited partnership
     units outstanding ...............                    200,000
                                                        =========

   The accompanying notes are an integral part of these financial statements.

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                  Statement of Operations and Partners' Capital
                      For The Year Ended December 31, 1998
                (in thousands, except unit and per unit amounts)

                                               General    Limited
                                               Partner    Partners      Total
                                              ---------   ---------   ---------
Interest income (Note 2) ...................  $       2   $     157   $     159

General and administrative expenses (Note 3)         (1)        (72)        (73)
                                              ---------   ---------   ---------
     Net income ............................          1          85          86

Partners' capital - beginning of year ......        438       1,034       1,472

Distributions to partners ..................          0           0           0
                                              ---------   ---------   ---------
Partners' capital - end of year ............  $     439   $   1,119   $   1,558
                                              =========   =========   =========
Net income per limited partnership
     unit outstanding ......................              $     .43
                                                          =========
Number of limited partnership
     units outstanding .....................                200,000
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
                (in thousands, except unit and per unit amounts)

                                                General     Limited
                                                Partner     Partners       Total
                                               ---------    ---------    ---------
Interest income (Note 2) ...................   $       1    $     124    $     125

Recovery of reserved receivables (Note 2) ..           3          297          300

Provision for possible losses (Note 2) .....          (1)         (88)         (89)

General and administrative expenses (Note 3)          (1)         (60)         (61)
                                               ---------    ---------    ---------
     Net income ............................           2          273          275

Partners' capital - beginning of year ......         436          761        1,197

Distributions to partners ..................           0            0            0
                                               ---------    ---------    ---------
Partners' capital - end of year ............   $     438    $   1,034    $   1,472
                                               =========    =========    =========
Net income per limited partnership
     unit outstanding ......................                $    1.37
                                                            =========
Number of limited partnership
     units outstanding .....................                  200,000
                                                            =========

   The accompanying notes are an integral part of these financial statements.

                                      F-4B

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                            Statements of Cash Flows
              For the Years Ended December 31, 1999, 1998, and 1997
                                 (in thousands)

                                                    1999       1998       1997
                                                  -------    -------    -------
Cash flows from operating activities:

Net income ....................................   $   125    $    86    $   275
Adjustments to reconcile net
income to net cash (used in)
provided by operating activities:
     Recovery of reserved receivables .........         0          0       (300)
     Provision for possible losses ............         0          0         89
     (Increase) decrease in interest receivable      (174)        12         20
     Decrease in receivable from affiliate ....         0          1        149
     Decrease (increase) in prepaid expenses ..         7         (7)         0
     (Decrease) increase in accounts payable ..         0         (6)         5
                                                  -------    -------    -------
     Net cash (used in) provided by operating
        activities ............................       (42)        86        238
                                                  -------    -------    -------
Cash flows from investing activities:

   Loans to affiliates ........................         0       (585)    (1,054)
   Collections from loans to affiliates .......        71        413        334
                                                  -------    -------    -------
     Net cash provided by (used in)
        investing activities ..................        71       (172)      (720)
                                                  -------    -------    -------
Net increase (decrease) in cash ...............        29        (86)      (482)

     Cash at beginning of year ................         8         94        576
                                                  -------    -------    -------
     Cash at end of year ......................   $    37    $     8    $    94
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Partnership at December 31, 1999 and 1998 consist of cash, loans to affiliates, and prepaid expenses. The fair value of cash and prepaid expenses approximates the carrying value due to the short-term nature of these items. Management does not fair value the loans to affiliates due to the related party nature of these receivables.

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

Because the determination of fair value is based upon projection of future economic events, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1999. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

REVENUE RECOGNITION

Interest income is recognized as provided for under the Plan except for when, in the opinion of management, such amounts are uncollectible.

CALCULATION OF NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is determined by dividing net income by the number of limited partnership units outstanding, 200,000 for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These SFAS's, which were effective for the Partnership's fiscal year ending December 31, 1998, establish additional disclosure requirements but do not affect the measurement of the results of operations. During the periods presented, the Partnership did not have any items of comprehensive income. The adoption of SFAS No. 131 had no effect on the Partnership's financial statements as the Partnership operates in only one segment, the lending of funds to affiliated entities.

                                      F-6A

IDM Participating Income Company - II
Notes to Financial Statements
Page three

2.    LOANS TO AFFILIATES

The Partnership made senior and junior mortgage loans to provide financing to IDM Corporation and its affiliated companies as follows (in thousands):

                                                       1999                           1998
                                          -----------------------------   -----------------------------
                                          Balance    Reserve      Net     Balance    Reserve      Net
                                          -------    -------    -------   -------    -------    -------
IDM Corporation:

   Beach & Lampson
   Stanton, CA
   (due December 1997) ................   $   859    $  (859)   $     0   $   859    $  (859)   $     0

Other affiliated companies:

   Sierra Pacific Pension Investors '84
   Sierra Valencia, Tucson, AZ
   (due April 2000) ...................        32          0         32       103          0        103

   CGS Real Estate Company, Inc. ......
   Sorrento II Land, San Diego, CA
   (due December 2003) ................       750          0        750       750          0        750

   CGS Real Estate Company, Inc. ......
   Bally Land, Long Beach, CA
   (due December 2002) ................       316          0        316       316          0        316

   CGS Real Estate Company, Inc. ......
   Land Development, Phoenix, AZ
   (due December 2002) ................       373          0        373       373          0        373
                                          -------    -------    -------   -------    -------    -------
                                          $ 2,330    $  (859)   $ 1,471   $ 2,401    $  (859)   $ 1,542
                                          =======    =======    =======   =======    =======    =======

The Beach & Lampson loan was in effect prior to re-organization. Prior to the re-organization, the loan terms included interest as 12.12% payable monthly with all principal due at maturity. The accrual of interest on this loan ceased July 10, 1992. The remaining loans were initiated after the re-organization and are not affected. As of December 31, 1999, the Partnership has total collateralized debt ("Secured Debt") of $1,471,000.

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

                                         F-6B

IDM Participating Income Company - II
Notes to Financial Statements
Page four

The remaining Secured Debt in effect prior to re-organization was related to Harbor Plaza, Ltd. Effective January 1, 1994, this borrower's cash flow situation improved and was sufficient to resume current payments of interest at 8% in accordance with the Plan. In 1997, the Partnership recognized interest income of $99,000 related to this loan and wrote off $1,030,000 of the outstanding note balance and $24,000 of outstanding interest receivable. The remaining loan balance of $350,000 was paid off in January 1998.

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

On April 15, 1997, the Partnership funded a loan to Sierra Pacific Pension Investors '84, an affiliate of the general partner, in the amount of $200,000. The loan is secured by a second trust deed on the Sierra Valencia property located in Tucson, Arizona. Monthly payments of $6,659, consisting of both interest and principle, commenced on May 15, 1997 and shall continue until April 15, 2000, when the indebtedness is due in full. For the years ended December 31, 1999, 1998 and 1997, the Partnership recognized interest income of $8,000, $16,000 and $14,000, respectively, related to this loan. As of December 31, 1999, the loan balance was $32,000.

The Partnership entered into two loan agreements with CGS Real Estate Company, Inc., an affiliate of the general partner. On August 1, 1997, the Partnership funded $165,000 to secure financing for a land acquisition in San Diego, California (Sorrento II Land). On December 1, 1997, an additional $316,500 was funded to provide financing for a land acquisition in Long Beach, California (Bally Land). Both loans are secured by second trust deeds and have a term of five years. Interest only payments are due monthly in arrears. In 1998, the Partnership funded an additional $585,000 to CGS Real Estate Company, Inc. The existing secured loan made in August 1997 was amended, increasing the loan amount to $750,110. The loan term was extended to December 31, 2003. For the years ended December 31, 1999, 1998 and 1997, the Partnership recognized interest income of $130,000, $97,000 and $9,000, respectively, related to these loans. During the first quarter of 2000, the Sorrento II Land was sold. It is anticipated that the Partnership will modify some of the above referenced notes transferring the security to land held for development by CGS Real Estate Company, Inc.

On December 24, 1997, the Partnership funded a $372,500 loan to NO-SO, Inc., an affiliate of the general partner, to provide financing for a land development in Phoenix, Arizona. In 1999, CGS Real Estate Company, Inc. purchased the land from NO-SO, Inc. and assumed the loan. The loan is secured by a second deed of trust and has a term of five years. Interest only payments are due monthly in arrears. For the years ended December 31, 1999, 1998 and 1997, the Partnership recognized interest income of $45,000, $45,000 and $3,000, respectively, related to this loan.

                                      F-6C

IDM Participating Income Company - II
Notes to Financial Statements
Page five

3.    RELATED PARTY TRANSACTIONS

As described in Note 2, the Partnership has loaned funds to IDM Corporation, the parent of the General Partner and to other affiliated entities.

Affiliates of the general partner are reimbursed for accounting, legal and data processing services provided to the Partnership. In 1999, 1998 and 1997, CGS Real Estate Company, Inc. and its subsidiaries received $7,000, $9,000 and $14,000, respectively, for such services. IDM Corporation received $15,000 for such services in 1997. No such reimbursements were made in 1998 and 1999.

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