Form 10-Q
period 2000-03-31
IDM PARTICIPATING INCOME CO II
filed 2000-05-15
CIK 832475

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                        March 31, 2000
                       ----------------------------------------------------
Commission file number                       0-16832
                       ----------------------------------------------------

                       IDM Participating Income Company-II
                       (A California Limited Partnership)

         State of California                        33-0177934
--------------------------------------  -----------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification
   incorporation or organization)                    Number)



 2424 S.E. Bristol Street, Suite 333
      Newport Beach, California                       92660
--------------------------------------  -----------------------------------
   (Address of principal executive                  (Zip Code)
              offices)

Registrant's telephone number,
including area code:                           (713) 706-6271
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

Number of limited partnership interests outstanding as of March 31, 2000:
200,000

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           PAGE
                                                                          NUMBER
                                                                          ------


Balance Sheets - March 31, 2000 and December 31, 1999 ....................   4

Statements of Operations - For the Three Months Ended March 31,
2000 and 1999 ............................................................   5

Statements of Cash Flows - For the Three Months Ended March 31, 2000
and 1999 .................................................................   6

Notes to Financial Statements ............................................   7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Overview:

The following discussion should be read in conjunction with IDM Participating Income Company-II's (the Partnership) Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

Results of Operations:

Interest income decreased by approximately $3,000, or 6%, for the three months ended March 31, 2000 when compared to the corresponding period in 1999. This decrease was the result of the collection of principal on a loan receivable from an affiliate.

General and administrative expenses remained unchanged for the three months ended March 31, 2000 when compared to the same period in 1999. An increase in data processing and auditing costs were offset due to lower legal and insurance costs incurred during the quarter.

Liquidity and Capital Resources:

During the three months ended March 31, 2000, the Partnership's cash position decreased primarily as a result of loans to affiliates. The Partnership is in an illiquid position at March 31, 2000 with a cash balance of approximately $3,000 and current liabilities of approximately $21,000. The Partnership has no commitments for any future capital expenditures.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                                   MARCH 31, 2000   DECEMBER 31, 1999
                                                                   ---------------   ---------------
                                                                     (UNAUDITED)
ASSETS

Cash ...........................................................   $         3,000   $        37,000

Loans to affiliates:

    Interest receivable ........................................           218,000           175,000

    Principal, less reserve for possible losses
    of $859,000 at March 31, 2000 and
    December 31, 1999 ..........................................         1,458,000         1,471,000

Receivables from affiliates ....................................            38,000                 0
                                                                   ---------------   ---------------

Total Assets ...................................................   $     1,717,000   $     1,683,000
                                                                   ===============   ===============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable ...............................................   $        21,000   $             0

Partners' capital:

General Partner ................................................           440,000           440,000
Limited Partners:
    200,000 units authorized,
    200,000 issued and outstanding .............................         1,256,000         1,243,000
                                                                   ---------------   ---------------

Total Partners' capital ........................................         1,696,000         1,683,000
                                                                   ---------------   ---------------

Total Liabilities and Partners' capital ........................   $     1,717,000   $     1,683,000
                                                                   ===============   ===============

Limited partners' equity per unit ..............................   $          6.28   $          6.22
                                                                   ===============   ===============

                            See accompanying notes.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                      ----------------------
                                                        2000         1999
                                                      ---------    ---------
                                                     (UNAUDITED)    (AUDITED)

Interest income ..................................... $  44,000    $  47,000
General and administrative expenses .................   (31,000)     (31,000)
                                                      ---------    ---------
Net income .......................................... $  13,000    $  16,000
                                                      ---------    ---------

Net income allocable to
   limited partners ................................. $  13,000    $  16,000
                                                      =========    =========

Number of limited partnership
   interests outstanding ............................   200,000      200,000
                                                      =========    =========

Net income per limited
   partnership interest ............................. $    0.07    $    0.08
                                                      =========    =========

                            See accompanying notes.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                         ------------------------------------
                                                                                              2000                  1999
                                                                                         ---------------      ---------------
                                                                                           (UNAUDITED)          (UNAUDITED)
                                                                                         ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................................     $        13,000      $        16,000
  Adjustments to reconcile net income to cash
  used in operating activities:
     Increase in interest receivable ...............................................             (43,000)             (43,000)
     Decrease in prepaid expenses ..................................................                   0                4,000
     Increase in accounts payable ..................................................              21,000                3,000
                                                                                         ---------------      ---------------

     Net cash used in operating activities .........................................              (9,000)             (20,000)
                                                                                         ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections of loans from affiliates .............................................              13,000               17,000
                                                                                         ---------------      ---------------

     Net cash provided by investing activities .....................................              13,000               17,000
                                                                                         ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITITES:
  Advances to affiliates ...........................................................             (38,000)              (1,000)
                                                                                         ---------------      ---------------

     Net cash used in financing activities .........................................             (38,000)              (1,000)
                                                                                         ---------------      ---------------

NET DECREASE IN CASH ...............................................................             (34,000)              (4,000)

   Cash beginning of period ........................................................              37,000                8,000
                                                                                         ---------------      ---------------

   Cash end of period ..............................................................     $         3,000      $         4,000
                                                                                         ===============      ===============

                            See accompanying notes

                        IDM PARTICIPATING INCOME COMPANY-II
                          A California Limited Partnership
                           Notes to Financial Statements
                                   (Unaudited)


1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at March 31, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of the Partnership for the year ended December 31, 1999.

2.    RELATED PARTY TRANSACTIONS

Affiliates of the general partner are reimbursed for certain general and administrative services provided to the Partnership. During the three months ended March 31, 2000 and 1999, affiliates received approximately $2,000 and $3,000, respectively, for such services.

                            PART IV - OTHER INFORMATION

ITEM 14.      EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS:

The following Exhibits are filed herewith pursuant to Rule 601 of Regulation
S-K.

(27)  Financial Data Schedule

B.   REPORTS ON FORM 8-K

A Form 8-K was filed in May 2000 reporting a change in the Partnership's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IDM PARTICIPATING INCOME COMPANY-II,
                                   a California Limited Partnership

                                   IDM PARTICIPATING INCOME CORPORATION
                                   General Partner of the General Partner

Date:   May 10, 2000               /s/ WILLIAM J. CARDEN
        ------------               ------------------------------------
                                   William J. Carden
                                   Director