Form 10-Q
period 2000-06-30
IDM PARTICIPATING INCOME CO II
filed 2000-08-15
CIK 832475

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter ended                         June 30, 2000
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

Number of limited partnership interests outstanding as of June 30, 2000: 200,000

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                           Page
                                                                          Number
                                                                          ------
Balance Sheets - June 30, 2000 and December 31, 1999                         4

Statements of Operations - For the Six Months Ended June 30,
  2000 and 1999 and for the Three Months Ended June 30, 2000 and 1999        5

Statements of Cash Flows - For the Six Months Ended June 30,
  2000 and 1999                                                              6

Notes to Financial Statements                                                7


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Overview:

The following discussion should be read in conjunction with IDM Participating Income Company-II's (the Partnership) Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

Results of Operations:

Interest income for the six months and three months ended June 30, 2000 increased by approximately $9,000, or 10%, and by $12,000, or 27%, respectively, when compared to the corresponding periods in 1999. This increase was due to higher loan receivable balances. In 2000, the Partnership's $373,000 mortgage loan on the Arizona Land Development was increased to $1,643,000. This increase was primarily used to replace the security associated with Sorrento II and Bally Land mortgages.

General and administrative expenses increased by approximately $12,000 for the six months and three months ended June 30, 2000, in comparison to the same periods in the prior year, primarily due to an increase in legal fees incurred during the second quarter. This increase was partially offset by a decrease in insurance costs accrued during the quarter ending June 30, 2000.

Liquidity and Capital Resources:

The Partnership is in an illiquid position at June 30, 2000 with a cash balance of approximately $1,000 and current liabilities of approximately $25,000. The Partnership has no commitments for any future capital expenditures.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                                                             JUNE 30, 2000
                                                                                              (UNAUDITED)        DECEMBER 31, 1999
                                                                                         --------------------   --------------------
ASSETS

Cash .................................................................................   $              1,000   $             37,000

Loans to affiliates:

    Interest receivable ..............................................................                100,000                175,000

    Principal, less reserve for possible losses
    of $859,000 at June 30, 2000 and
    December 31, 1999 ................................................................              1,643,000              1,471,000

Receivables from affiliates ..........................................................                  8,000                      0
                                                                                         --------------------   --------------------

Total Assets .........................................................................   $          1,752,000   $          1,683,000
                                                                                         ====================   ====================

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable .....................................................................                 25,000                      0

General Partner ......................................................................                440,000                440,000
Limited Partners:
    200,000 units authorized,
    200,000 issued and outstanding ...................................................              1,287,000              1,243,000
                                                                                         --------------------   --------------------

Total Partners' capital ..............................................................              1,727,000              1,683,000
                                                                                         --------------------   --------------------

Total Liabilities and Partners' capital ..............................................   $          1,752,000   $          1,683,000
                                                                                         ====================   ====================

Limited partners' equity per unit ....................................................   $               6.44   $               6.22
                                                                                         ====================   ====================

                            See accompanying notes.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
              AND FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                    SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                                        JUNE 30,                              JUNE 30,
                                                           ----------------------------------    ----------------------------------
                                                                2000               1999               2000               1999
                                                             (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                                           ---------------    ---------------    ---------------    ---------------
Interest income ........................................   $       101,000    $        92,000    $        57,000    $        45,000
General and administrative expenses ....................           (57,000)           (45,000)           (26,000)           (14,000)
                                                           ---------------    ---------------    ---------------    ---------------
Net income .............................................   $        44,000    $        47,000    $        31,000    $        31,000
                                                           ---------------    ---------------    ---------------    ---------------

Net income allocable to
   limited partners ....................................   $        44,000    $        47,000    $        31,000    $        31,000
                                                           ===============    ===============    ===============    ===============

Number of limited partnership
   interests outstanding ...............................           200,000            200,000            200,000            200,000
                                                           ===============    ===============    ===============    ===============

Net income per limited
   partnership interest ................................   $          0.22    $          0.24    $          0.16    $          0.16
                                                           ===============    ===============    ===============    ===============

                            See accompanying notes.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                       --------------------------------------------
                                                                                               2000                    1999
                                                                                            (UNAUDITED)             (UNAUDITED)
                                                                                       --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................................   $             44,000    $             47,000
  Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
     Decrease (increase) in interest receivable ....................................                 75,000                 (87,000)
     Decrease in prepaid expenses ..................................................                      0                   7,000
     Increase in accounts payable ..................................................                 25,000                   1,000
                                                                                       --------------------    --------------------

     Net cash provided by (used in) operating activities ...........................                144,000                 (32,000)
                                                                                       --------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to affiliates ..............................................................               (204,000)                      0
  Collections of loans from affiliates .............................................                 32,000                  34,000
                                                                                       --------------------    --------------------

     Net cash (used in) provided by investing activities ...........................               (172,000)                 34,000
                                                                                       --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances to affiliates ...........................................................                 (8,000)                 (5,000)
                                                                                       --------------------    --------------------

     Net cash used in financing activities .........................................                 (8,000)                 (5,000)
                                                                                       --------------------    --------------------

NET DECREASE IN CASH ...............................................................                (36,000)                 (3,000)

   Cash beginning of period ........................................................                 37,000                   8,000
                                                                                       --------------------    --------------------

   Cash end of period ..............................................................   $              1,000    $              5,000
                                                                                       ====================    ====================

                            See accompanying notes.

                        IDM PARTICIPATING INCOME COMPANY-II
                          A California Limited Partnership
                           Notes to Financial Statements
                                    (Unaudited)


1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at June 30, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of the Partnership for the year ended December 31, 1999.

2.    RELATED PARTY TRANSACTIONS

Affiliates of the general partner are reimbursed for certain general and administrative services provided to the Partnership. During the six months ended June 30, 2000 and 1999, affiliates received approximately $3,000 for such services in each respective period.

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

                                   IDM PARTICIPATING INCOME COMPANY-II,
                                   a California Limited Partnership

                                   IDM PARTICIPATING INCOME CORPORATION
                                   General Partner of the General Partner

Date:   August 7, 2000             /s/ WILLIAM J. CARDEN
        ---------------            ------------------------------------
                                   William J. Carden
                                   Director