Form 10-Q
period 2000-09-30
IDM PARTICIPATING INCOME CO II
filed 2000-11-14
CIK 832475

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter ended                      September 30, 2000
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

Number of limited partnership interests outstanding as of September 30, 2000:
200,000

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are submitted in the next pages:

                                                                   PAGE
                                                                  NUMBER
                                                                  ------
Balance Sheets - September 30, 2000 and December 31, 1999.........   4

Statements of Operations - For the Nine Months Ended
September 30, 2000 and 1999 and for the Three Months Ended
September 30, 2000 and 1999.......................................   5

Statements of Cash Flows - For the Nine Months Ended September
30, 2000 and 1999.................................................   6

Notes to Financial Statements.....................................   7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Overview:

The following discussion should be read in conjunction with IDM Participating Income Company-II's (the Partnership) Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

Results of Operations:

Interest income for the nine months and three months ended September 30, 2000 increased by approximately $12,000, or 9%, and by $3,000, or 7%, respectively, in comparison to the corresponding periods in 1999. This increase was due to higher loan receivable balances. In 2000, the Partnership's $373,000 mortgage loan on the Arizona Land Development was increased to $1,643,000. This increase was primarily used to replace the security associated with Sorrento II and Bally Land mortgages.

General and administrative expenses for the nine months ended September 30, 2000 increased by approximately $15,000, or 28%, when compared to the same period in the prior year, principally due to an increase in auditing costs and other professional fees. General and administrative expenses for the three months ended September 30, 2000 increased by approximately $3,000, or 38%, primarily due to the increase in auditing costs.
                                       2

Liquidity and Capital Resources:

The Partnership is in an illiquid position at September 30, 2000 with a cash balance of approximately $2,000 and current liabilities of approximately $29,000. The Partnership has no commitments for any future capital expenditures.

Inflation:

The Partnership does not expect inflation to be a material factor in its operations in 2000.

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                                                          SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                                                             (UNAUDITED)
                                                                                         --------------------   --------------------
ASSETS

Cash .................................................................................   $              2,000   $             37,000

Loans to affiliates:

    Interest receivable ..............................................................                139,000                175,000

    Principal, less reserve for possible losses
    of $859,000 at December 31, 1999 .................................................              1,643,000              1,471,000

Receivables from affiliates ..........................................................                  7,000                      0

Prepaid expenses .....................................................................                  3,000                      0
                                                                                         --------------------   --------------------

Total Assets .........................................................................   $          1,794,000   $          1,683,000
                                                                                         ====================   ====================

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable .....................................................................                 29,000                      0

General Partner ......................................................................                441,000                440,000
Limited Partners:
    200,000 units authorized,
    200,000 issued and outstanding ...................................................              1,324,000              1,243,000
                                                                                         --------------------   --------------------

Total Partners' capital ..............................................................              1,765,000              1,683,000
                                                                                         --------------------   --------------------

Total Liabilities and Partners' capital ..............................................   $          1,794,000   $          1,683,000
                                                                                         ====================   ====================

Limited partners' equity per unit ....................................................   $               6.62   $               6.22
                                                                                         ====================   ====================

                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
           AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                    NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                           ----------------------------------    ----------------------------------
                                                                2000               1999               2000               1999
                                                             (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                                           ---------------    ---------------    ---------------    ---------------
Interest income ........................................   $       150,000    $       138,000    $        49,000    $        46,000
General and administrative expenses ....................           (68,000)           (53,000)           (11,000)            (8,000)
                                                           ---------------    ---------------    ---------------    ---------------
Net income .............................................   $        82,000    $        85,000    $        38,000    $        38,000
                                                           ---------------    ---------------    ---------------    ---------------
Net income allocable to
   limited partners ....................................   $        82,000    $        85,000    $        38,000    $        38,000
                                                           ===============    ===============    ===============    ===============

Number of limited partnership
   interests outstanding ...............................           200,000            200,000            200,000            200,000
                                                           ===============    ===============    ===============    ===============
Net income per limited
   partnership interest ................................   $          0.41    $          0.43    $          0.19    $          0.19
                                                           ===============    ===============    ===============    ===============

                             See accompanying notes

                      IDM PARTICIPATING INCOME COMPANY - II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                -----------------------------------
                                                                                                     2000                1999
                                                                                                  (UNAUDITED)         (UNAUDITED)
                                                                                                ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................................................    $        82,000     $        85,000
  Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
     Decrease (increase) in interest receivable ............................................             36,000            (130,000)
     (Increase) decrease in prepaid expenses ...............................................             (3,000)              7,000
     Increase in accounts payable ..........................................................             29,000               2,000
                                                                                                ---------------     ---------------

     Net cash provided by (used in) operating activities ...................................            144,000             (36,000)
                                                                                                ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to affiliates ......................................................................           (204,000)                  0
  Collections of loans from affiliates .....................................................             32,000              52,000
                                                                                                ---------------     ---------------

     Net cash (used in) provided by investing activities ...................................           (172,000)             52,000
                                                                                                ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances to affiliates ...................................................................             (7,000)                  0
                                                                                                ---------------     ---------------

     Net cash used in financing activities .................................................             (7,000)                  0
                                                                                                ---------------     ---------------

NET (DECREASE) INCREASE IN CASH ............................................................            (35,000)             16,000

   Cash beginning of period ................................................................             37,000               8,000
                                                                                                ---------------     ---------------

   Cash end of period ......................................................................    $         2,000     $        24,000
                                                                                                ===============     ===============

                             See accompanying notes

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                          Notes to Financial Statements
                                   (Unaudited)

1.    BASIS OF FINANCIAL STATEMENTS

In the opinion of the Partnership's management, these unaudited financial statements reflect all adjustments which are necessary for a fair presentation of its financial position at September 30, 2000 and results of operations and cash flows for the periods presented. All adjustments included in these statements are of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of the Partnership for the year ended December 31, 1999.

2.    RELATED PARTY TRANSACTIONS

Affiliates of the general partner are reimbursed for certain general and administrative services provided to the Partnership. During the nine months ended September 30, 2000 and 1999, affiliates received approximately $3,000 for such services in each respective period.

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

                                   IDM PARTICIPATING INCOME COMPANY-II,
                                   a California Limited Partnership

                                   IDM PARTICIPATING INCOME CORPORATION
                                   General Partner of the General Partner

Date:   November 1, 2000           /s/ WILLIAM J. CARDEN
        -----------------          ------------------------------------
                                   William J. Carden
                                   Director