Form 10-K
period 2000-12-31
IDM PARTICIPATING INCOME CO II
filed 2001-04-17
CIK 832475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission file number: 0-16832

                       IDM Participating Income Company-II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

         State of California                          33-0177934
---------------------------------------- --------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

    19401 South Vermont, Suite K100
         TORRANCE, CALIFORNIA                           90502
---------------------------------------- --------------------------------------
(Address of principal executive offices)             (Zip Code)

                                 (562) 590-1390
               ---------------------------------------------------
               Registrant's telephone number, including area code:

     2424 S.E. Bristol Street, Suite 333, Newport Beach, California  92660
     ---------------------------------------------------------------------
          (Former name or former address, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
       None                                              None

           Securities registered pursuant to Section 12(g) of the Act:

                        200,000 LIMITED PARTNERSHIP UNITS
                        ---------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K, not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

State the aggregate market value of the limited partnership units held by non-affiliates computed by reference to the price at which the units were sold, or the average bid and asked prices of such units, as of a specified date within the past 60 days: $0. No broker or dealer currently makes a market in the units.

                                     PART I

ITEM 1.  BUSINESS

IDM Participating Income Company-II, a California Limited Partnership (the "Partnership" or "Registrant"), is a California limited partnership formed in 1986 under the California Revised Limited Partnership Act to make participating loans to affiliates of the original general partner and to other parties ("Borrowers"). The general partner of the Registrant is NewPic GP Corporation ("NewPic"). See "CHANGE IN CONTROL" and "LEGAL PROCEEDINGS" below for a discussion of election of NewPic as the general partner and a discussion of legal action (the "Legal Action") filed against the former general partner by NewPic and the Registrant.

All units of the Registrant's Limited Partnership Interests have been sold for cash resulting in proceeds of $20,000,000, all of which was invested in loans made to the Borrowers. The Partnership's stated objectives are to preserve the Partnership's investment capital, provide quarterly distributions, and provide additional participating profits upon the sale, refinancing or other disposition of the real estate that was to be used as collateral for the participating loans. The Partnership loaned its original funds as construction and/or permanent loans pursuant to standardized master loan agreement and participating note forms.

Each participating loan was to be secured by a first or junior deed of trust and assignment of rents on the respective property, and was to be non-recourse against the Borrower upon completion of improvements to the real property. The participating loans were to have a term of the earliest of five years from the date the certificate of occupancy was issued or six years from the date of the loan. Interest income received on the loans was not to be re-lent, but was required to be distributed to the limited partners. Re-lending of principal is prohibited with only one limited exception for an early payoff of principal received within the first twelve months after the loan was made. Furthermore, principal repayments could only be re-lent once, and the maximum aggregate term on any loan, including any re-loaning of principal, shall not exceed 8 years. The general partner is prohibited from making loans unless the Partnership obtained an appraisal from an AIREA member dated within 90 days of the loan, is prohibited from making loans where the aggregate amount of the Partnership loan and the senior debt exceeds 85% of the appraised value of the property, and is required to use only the Partnership's standard master loan agreement and participating note forms.

IDM Corporation ("IDM"), a California corporation, was the original sponsor for the Partnership. IDM, together with certain affiliates, which had borrowed money from the Partnership, reorganized under Chapter 11 of the United States Bankruptcy Code effective on March 22, 1993. As restructured in the bankruptcy of some of the debtors of the Registrant, collection of the original notes held by the Partnership was dependent upon both the value of the property securing the loans and the continuing credit of the applicable Borrowers. The original secured loans remaining after the IDM bankruptcy were non-recourse, and if there was a default on the loan, the Partnership would only have recourse against the respective property and not any Borrower.

PLAN OF REORGANIZATION

The order confirming the Reorganization Plan of IDM and some of the Borrowers of the Registrant and certain other affiliates of IDM (the "Plan") was entered by the United States Bankruptcy Court for the Central District of California, Northern Division on March 10, 1993 and became effective on March 22, 1993. A copy of the Plan was filed as Exhibit 28 to the 1992 Form 10-K and is incorporated herein by reference. The Partnership received a total of 73,607 shares of IDM stock for its aggregate $6,418,355 of IDM under-secured debt which have been distributed to the partners of the Partnership.

TAKEOVER OF IDM AND THE PARTNERSHIP

In April 1996, IDM Corporation, entered into a Stock Purchase Agreement with S-P Properties, Inc. Under this agreement, S-P Properties, Inc. purchased 4,006,589 newly issued shares of IDM Corporation common stock, representing 47.5% of the issued and outstanding common stock of IDM Corporation. Under this transaction, S-P Properties, Inc. acquired a controlling interest in IDM Corporation, and its affiliates. One of IDM Corporation's wholly owned subsidiaries includes IDM Participating Income Corporation, the general partner of the former general partner (IDM Participating Income General Partners' Co. - II, a California limited partnership) of Registrant. S-P Properties, Inc. is controlled by William J. Carden, who is an officer, director and shareholder thereof. Mr. Carden is also the founder, President and a director of CGS Real Estate Company, Inc. Mr. Carden was a consultant to IDM beginning in 1994.

CHANGE IN CONTROL

NewPic gained control of the Partnership through a solicitation of proxy/consents which commenced in August, 2000. The proxy/consents granted authority to (1) remove and expel the former general partner of the Registrant, IDM Participating Income General Partners' Co. - II, and (2) elect NewPic as the replacement general partner. NewPic was formed in 1999 by four limited partners of the Partnership. NewPic obtained the proxy/consents of a majority of the limited partnership Units, and on September 29, 2000, notified the former general partner of the results of the voting. The former general partner disputed the results of the vote, refused to turn over Partnership records to NewPic, and refused to cease acting as general partner of the Registrant. As a result, NewPic filed legal action (the "Legal Action") in the name of the Partnership on October 25, 2000, and on February 2, 2001 the Partnership obtained a preliminary injunction that, among other things, restrained the former general partner and other defendants from acting or purporting to act as general partner of the Registrant, and further ordered the defendants to provide the Partnership's records to NewPic. See the detailed discussion of the Legal Action under "LEGAL PROCEEDINGS" below. On February 21, 2001, the former general partner began turning over Partnership records to NewPic.

LOAN SUMMARIES

The discussion below respecting loan summaries is based upon information provided in part by the former general partner. The Partnership has not and cannot vouch for the veracity or reliability of information and records provided by the former general partner. Furthermore, certain required documents, such as appraisals and deeds of trust, were missing from the records provided by the former general partner. As more fully discussed below, as of the date hereof the Partnership has only one loan outstanding, an unsecured note due from CGS Real Estate Company, Inc. in the face amount of $1,643,530. That note is in default and fully reserved at December 31, 2000.

HARBOR PLAZA LOAN. In October 1988, the Partnership funded a $1,380,000 loan to Harbor Plaza, Ltd. (an affiliate of the former general partner) to refinance an existing loan on the Harbor Plaza project located in Port Hueneme, California. The project is comprised of an operating single-story garden office building totaling approximately 14,000 square feet. The loan was secured by a first deed of trust. At December 31, 1995,a reserve of $565,000 was outstanding against this loan. At December 31, 1996, an additional provision of $400,000 was recorded for a total reserve of $965,000. During 1997, the former general partner wrote off $1,030,000 of the outstanding note balance and $24,000 of outstanding interest receivable. The remaining note balance of $350,000 was paid off in January 1998. The Registrant believes that the write off of the Harbor Plaza loan was done in breach of the former general partner's fiduciary duty, and the Partnership lost at least $700,000 due to the improper write off. The Registrant is seeking recovery of the Partnership's losses on this loan in the Legal Action.

MEADOW WOOD VILLAGE LOAN. In March 1987, the Partnership funded a $2,100,000 loan to Meadow Wood Village, Ltd. (an affiliate of the former general partner) for a 206 unit apartment project in Long Beach, California, secured by a second trust deed on the property. In its fiscal year end 1997 Form 10-K, the former general partner stated it "sold" the note and deed of trust "effective September 1, 1996 for $100,000" and that an additional $150,000 was received "related to this note" in January 1997 from an unnamed affiliate. The former general partner then wrote off the balance of this note in 1996. The Registrant believes that the write off of the Meadow Wood Village loan was done in breach of the former general partner's fiduciary duty, and the Partnership lost at least $1,850,000 due to the improper write off. The Registrant is seeking recovery of the Partnership's losses on this loan in the Legal Action.

VILLA REDONDO LOAN. In October 1989, the Partnership began funding a $12,000,000 loan ($7,100,000 at December 31, 1996) to IDM Apartments Corporation (an affiliate of the former general partner) for the Villa Redondo Apartments project located in Long Beach, California. The project is a 125 unit apartment complex. The loan was secured by a junior deed of trust. Under the Plan, the secured principal balance was reduced to $3,017,000. The remainder was converted to an unsecured non-interest-bearing note due December 31, 1997. IDM Apartments Corporation filed a second Chapter 11 bankruptcy in November 1994. This loan was fully reserved at December 31, 1996 by the former general partner. During 1997, the Partnership received a $300,000 principal payment. This payment was recorded as a reserved receivable recovery. In the first quarter of 1997, the remaining note receivable and interest receivable balances were written off by the former general partner. The Registrant believes that the write off of the Villa Redondo loan was done in breach of the former general partner's fiduciary duty, and the Partnership lost at least $3,272,000 due to the improper write off. The Registrant is seeking recovery of the Partnership's losses on this loan in the Legal Action.

BEACH & LAMPSON LOAN. In December 1991, the Partnership funded a $3,500,000 loan to IDM (an affiliate of the former general partner) on Pads A, E, and F of the Beach and Lampson retail center. The loan was secured by a first deed of trust. The borrower repaid $1,100,000 during 1992. Under the Plan, the secured principal balance was reduced to $1,333,000 and the remainder was converted to shares of IDM common stock and distributed to the limited partners of this Partnership. During 1996, IDM sold Pad F of the Beach and Lampson retail center for $525,000. The former general partner reported that the net sales proceeds received of $474,085 were repaid to the Partnership and applied as a principal reduction on this loan. During 1996, the remaining principal balance of $858,915 was reserved in its entirety by the former general partner. After the sale, the Partnership still held a first deed of trust on the remaining pads of the property and the balance of the loan to the Partnership was approximately $859,000. In August, 2000 the former general partner reconveyed the deed of trust covering the remaining pads. The Registrant believes that there was sufficient equity to allow for a substantial payoff on the Partnership note in August, 2000, but that the former general partner reconveyed the deed of trust for no consideraton resulting in damages to the Partnership of at least $859,000. The Registrant is seeking recovery of the Partnership's losses on this loan in the Legal Action.

During the period from 1997 through 2000, the former general partner reported that the Partnership funded a number of new participating loans to its affiliates. These loans are described below.

SIERRA PACIFIC PENSION INVESTORS '84 LOAN. The former general partner reported that on April 15, 1997 the Partnership funded a loan to Sierra Pacific Pension Investors '84, an affiliate of the former general partner, in the amount of $200,000. The loan was represented to be secured by a second trust deed on the Sierra Valencia property located in Tucson, Arizona. Monthly payments of $6,659, consisting of both interest and principal, were to commence on May 15, 1997 and continue until April 15, 2000, when the indebtedness was due in full. As of December 31, 1999, the loan balance was reported to be $32,000. The former general partner reported that this loan was repaid in approximately March, 2000.

SORRENTO II LAND LOAN. The former general partner reported that the Partnership entered into a loan agreement with CGS Real Estate Company, Inc., an affiliate of the former general partner, on August 1, 1997. Under this loan the Partnership purportedly funded $165,000 to secure financing for a land acquisition in San Diego, California (the "Sorrento II Land"). The former general partner reported that in 1998 the Partnership funded an additional $585,000 to CGS Real Estate Company, Inc., and the note from CGS Real Estate Company, Inc. was amended to increase the loan amount to $750,110. The former general partner never obtained or recorded a deed of trust against the Sorrento II Land. The former general partner reported that during the first quarter of 2000 the Sorrento II Land was sold. No principal or interest payments were made to the Partnership on this loan during 2000. Sometime during the period from approximately April, 2000 to August, 2000, the former general partner caused CGS Real Estate Company, Inc. to issue a new promissory note to the Partnership in the sum of $1,643,530, purporting to collapse the Sorrento II Land loan (and the Bally Land loan and the EVA I Land loan discussed below), into one new promissory note. The former general partner back-dated the new note to January 3, 2000. No deed of trust was ever recorded to secure this $1,643,530 loan. Some partial payments of interest were made on this loan, but no principal payments have been made and it is in default. In late February, 2001, the Partnership made a demand on CGS Real Estate Company, Inc. to bring this loan current, but it has failed to make any further payments. Because there is no recorded security for the loan and the note is, by its terms, non-recourse against the borrower, the Partnership believes the note is uncollectible. The Registrant is seeking recovery of the Partnership's losses on this loan in the Legal Action.

BALLY LAND LOAN. The former general partner reported that on December 1, 1997, $316,500 was loaned to CGS Real Estate Company, Inc. to provide financing for a land acquisition in Long Beach, California (the "Bally Land"). The Partnership believes this loan was not secured by a trust deed. No interest or principal payments were made to the Partnership during 2000. Instead, the former general partner collapsed this obligation into the new $1,643,530 note from CGS Real Estate Company, Inc. in 2000, as more fully discussed above.

EVA I LAND LOAN. The former general partner reported that on December 24, 1997, the Partnership funded a $372,500 loan to NO-SO, Inc., an affiliate of the former general partner, which the former general partner reported would be secured by vacant land in Phoenix, Arizona. It also reported that in 1999, CGS Real Estate Company, Inc. purchased the land from NO-SO, Inc. and assumed the loan. The former general partner never recorded a deed of trust securing this loan. During 2000, the former general partner made an advance of approximately $30,000 to CGS Real Estate Company, Inc. which the former general partner has debited to this loan. The former general partner collapsed this obligation into the new $1,643,530 note from CGS Real Estate Company, Inc. in 2000, as more fully discussed above.


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

ITEM 3.  LEGAL PROCEEDINGS

The Partnership, along with NewPic, is the plaintiff in a legal action originally filed in the Los Angeles Superior Court on October 25, 2000 (the "Legal Action"). The Legal Action seeks, among other things, damages and injunctive relief based upon allegations of, among other things, breach of fiduciary duty, negligence and breach of the partnership agreement against the Partnership's former general partner (IDM Participating Income General Partners' Co. - II), the former general partner's general partner (IDM Participating Income Corporation), and the directors and former directors (William J. Carden, Morris Cohen and Steven Speier) of IDM Participating Income Corporation. Damages sought in the Legal Action include recovery of loan balances written off, forgiven, or re-lent by the former general partner. The Partnership estimates that these damages total in excess of $8,500,000. The Complaint alleges, among other things, that the defendants: improperly failed and refused to turn over Partnership records to NewPic; failed to comply with the requirements of the Partnership Agreement with respect to the maintenance of, preparation of, and dissemination of books, records, and financial statements and reports pertaining to the Partnership; failed to make distributions to the limited partners as required by the Partnership Agreement; misappropriated Partnership funds, assets and business opportunities to benefit themselves and their affiliates; re-loaned interest and principal in violation of the Partnership Agreement, including re-loaning principal more than once and for terms beyond the maximum aggregate term specified in the Partnership Agreement; made loans without using the Partnership's required Master Loan Agreement and Participating Note forms; made loans without obtaining appraisals from an AIREA member within 90 days of their loans; made loans where the aggregate amount of the Partnership loan and the senior debt exceeded 85% of the appraised value of the property; and did not collect participating profits on Partnership loans.

The former general partner removed the Legal Action to the United States District Court, Central District of California. This removal was predicated upon a counterclaim filed by the former general partner against NewPic and its principals alleging a violation of federal Securities Laws in connection with their solicitation of the consent/proxies. On January 29, 2001, the District Court heard NewPic's application for a preliminary injunction, and on February 2, 2001 it issued a preliminary injunction that, among other things, restrained the defendants from acting or purporting to act as general partner of the Registrant, and further ordered the defendants to turn over Partnership records to NewPic. The District Court Order granting the preliminary injunction is attached as Exhibit 29 to this Form 10-K. The former general partner's requests to stay the preliminary injunction have been denied by the District Court and the Ninth Circuit Court of Appeals. An appeal of the grant of the preliminary injunction is currently pending before the Ninth Circuit.

One of the issues in the Legal Action, aside from the Partnership's claim for damages in excess of $8,500,000, is the validity of the vote to remove the former general partner and elect NewPic as the replacement general partner. The possibility exists that this vote may not be upheld, that NewPic would be banned from continuing to act as general partner, that the Partnership would not prevail in its claim for damages, and/or that the Partnership would not be able to collect on a judgment it may receive in its favor. The Partnership believes that the only asset left in the Partnership is the Legal Action. Trial in the Legal Action is set for January 8, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2000, the number of record holders of the 200,000 limited partnership units is 1,645.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected historical financial data of the Partnership. The selected operating and financial position data as of and for each of the five years ended December 31, 2000 have been derived from the audited financial statements of the Partnership. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto.

Statement of Operations Information (in thousands, except per unit amounts)

                                             Years Ended December 31,
                             --------------------------------------------------------
                               2000        1999        1998        1997        1996
                             ---------   ---------   ---------   ---------   ---------
Interest income              $    200    $    183    $    159    $    125    $    254
Recovery of reserved
  receivables                       0           0           0         300         250
General and administrative        (54)        (58)        (73)        (61)        (64)
Provision for possible
  losses                       (1,828)          0           0         (89)     (1,099)
                             ---------   ---------   ---------   ---------   ---------
Net income (loss)            $ (1,682)   $    125    $     86    $   (275)   $   (659)
                             =========   =========   =========   =========   =========
Net income (loss) per
  limited partnership
  units outstanding          $  (8.41)   $    .62    $    .43    $  (1.37)   $  (3.26)
                             =========   =========   =========   =========   =========
Cash distributions per
  limited Partnership
  units outstanding          $      0    $      0    $      0    $      0    $      0
                             =========   =========   =========   =========   =========

Balance Sheet Information (in thousands)

                                                   December 31,
                             --------------------------------------------------------
                               2000        1999        1998        1997        1996
                             --------    --------    --------    --------    --------
Cash/interest receivable
  (net of reserve)           $      1    $    212    $      9    $    107    $    633
Loans to affiliates
  (net of reserve)                  0       1,471       1,542       1,370         415
Receivables from affiliate          0           0           0           1         150
Prepaid expenses                    0           0           7           0           0
                             --------    --------    --------    --------    --------
Total Assets                 $      1    $  1,683    $  1,558    $  1,478    $  1,198
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

Overview:

The following discussion should be read in conjunction with the Selected Financial Data (Item 6. of this Form 10-K) and the Partnership's Financial Statements and Notes thereto beginning on page F-1 of this Form 10-K. The bankruptcy proceeding and the Plan, which is discussed in detail in Item 1.Business, has had, and will continue to have, a material and substantial impact on the Partnership's liquidity, capital resources and results of operations, which are discussed below.

Results of Operations:

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999.

Sometime during the period from approximately April 2000 to August 2000, the former general partner caused CGS Real Estate Company, Inc. to issue a new promissory note to the Partnership in the sum of $1,643,530, purporting to collapse the Sorrento II land loan, the Bally land loan, and the Eva I land loan discussed in Item I, page 5 above. The current general partner has fully reserved this loan because it is in default, it is unsecured as a result of never having been recorded against any specific property and the borrower has shown no intention of repaying it.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998.

Interest income increased by $24,000 principally as a result of a full year of interest recognized on the funding of an additional $585,000 in 1998 to an affiliate on an existing loan. General and administrative expenses decreased by $15,000, primarily due to a decrease in insurance and data processing costs. Further, lower accounting fees were incurred in 1999 when compared to the prior year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In March 2001, Arthur Andersen LLP ("AA") resigned as the Registrant's independent accountant. AA stated it had only been retained to conduct financial statement reviews in connection with Registrant's year 2000 first, second and third quarter SEC Form 10-Qs, and that in March 2001 IDM GP and its controlling persons requested that AA not provide further auditing or other services to the Registrant. AA reported that this request was based on the fact that Registrant and NewPic were engaged in litigation with IDM GP, and AA was still engaged by IDM GP's affiliates and controlling persons to perform auditing and other services in connection with their proposed consolidation of IDM GP's affiliates and controlling entities into a proposed real estate investment trust, American Spectrum Realty, Inc. AA had been engaged by the Registrant effective May 3, 2000. During the period from May 2000 through March 2001, there were no disagreements reported between the Registrant and AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to the satisfaction of AA, would have caused it to make reference to the subject matter of the disagreement in connection with its report. The Registrant is currently undertaking a review of services rendered by Registrant's prior auditors to ascertain the extent, if any, of errors, negligence or breach of standard accounting practice or procedures.

In March 2001 Registrant appointed Cacciamatta Accountancy Corporation ("CAC") as independent auditor. The Registrant has not consulted CAC on items which (1) involved the application of accounting principles to a specified transaction, either completed or proposed, or involved the type of audit opinion that might be rendered on the Registrant's financial statements, (2) concerned the subject matter of a disagreement or a reportable event with Registrant's former accountants, or (3) relate to a review of services rendered by Registrant's prior auditors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of NewPic, the General Partner of Registrant, are:

---------------------------------------------------------------------------------------------------------------
                                                                                                      LIMITED
                                                                                                    PARTNERSHIP
                                                                                      NEWPIC           UNITS
NAME (1)                         BACKGROUND INFORMATION                              POSITION          OWNED
---------------------------------------------------------------------------------------------------------------

Richard Meehan       Age 65. For the last five years he has practiced                President         1,000
                     as a dentist specializing in endontics. Owns 5                  Director
                     apartment buildings (76 units) and 1 commercial
                     building (2 tenants). Investor in numerous IDM
                     partnerships. Member of IDM Bankruptcy
                     Unsecured Creditors Committee. Active in
                     IDM/Meadowood Village investors group that
                     obtained favorable settlement for investors.

---------------------------------------------------------------------------------------------------------------
Wesley Groom         Age 65. Retired since 1996. Prior to 1996 he                    Secretary      3,077.86
                     was an insurance claims adjuster - 28 years with Director
                     Allstate Insurance & 5 years with independent adjusting
                     firm.
---------------------------------------------------------------------------------------------------------------
Jack Stellato        Age 72. For the last five years he has been a                   Treasurer        152.27
                     retired real estate investor. From 1954-1970 he                 Director
                     was involved in buying, selling and managing
                     real estate (single family homes, large apartment
                     buildings, office buildings). Purchased
                     numerous IDM investments from 1970-1991.
                     Former director of IDM Corp. 1980-1989.
---------------------------------------------------------------------------------------------------------------
William Yetter       Age 73. During the last five years he has been                  Director         118.73
                     retired. Aerospace Research Engineer 1951-
                     1984. Investor in numerous real estate limited
                     partnerships. Licensed representative for IDM
                     Securities 1984-1993.
---------------------------------------------------------------------------------------------------------------

(1) The address for all persons listed is: 19401 South Vermont, Suite K100, Torrance, CA 90502

The principals of NewPic own an aggregate of 4348.86 units, approximately 2.17% of the outstanding limited partnership units of Registrant. In addition, NewPic controls 1% of the outstanding units by virtue of being the General Partner.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any current director or officer during the past five years. The Partnership believes the issuance of the preliminary injunction in the Legal Action is material to an evaluation of the ability and integrity of the directors of the former general partner.

ITEM 11. MANAGEMENT REMUNERATION

The Registrant is a California Limited Partnership and has no officers or directors. No options to purchase securities of the Registrant have been granted to any person.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Item 10 above for the beneficial ownership of limited partnership units by officers and directors individually and by the General Partner. Management knows of no holders of 5% or more of the units outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described in Item 1. BUSINESS, and Item 3, LEGAL PROCEEDINGS, the Registrant has loaned funds to IDM, the parent of the former general partner and to other affiliates of the former general partner. All transactions undertaken by the former general partner with its affiliates are under investigation and subject to claims in the Legal Action.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

A.  EXHIBITS:
         (3) The Amended and Restated Agreement of Limited Partnership previously filed as Exhibit 3 to the Registrant's Registration of Securities on Form 10 dated April 28, 1988 (Registration No. 0-16832) which is incorporated herein by reference.
         (10) Master Loan Agreement and Participating Notes previously filed as
Exhibit 10 to the Registrant's Registration of Securities on Form 10 dated April 28, 1988 (Registration No. 0-16832) which is incorporated herein by reference.
         (28) The Disclosure Statement and Joint Plan of Reorganization of IDM Corporation and its Affiliated Debtors previously filed as Exhibit 28 to the Registrant's Form 10-K for the fiscal year ended December 31, 1992 filed on April 14, 1993 (Commission No. 0-16832) which is incorporated herein by reference.
         (29) District Court Order Granting Application For Preliminary Injunction filed January 29, 2001. *
---------------
* To be filed by amendment

B.  FINANCIAL STATEMENT SCHEDULES

All schedules are omitted as they either are not required or are not applicable, or the required information is set forth in the financial statements and notes thereto.

C.  REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the fourth quarter of fiscal
2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IDM PARTICIPATING INCOME CO. - II,
                                            A California Limited Partnership

                                            NewPic GP Corporation
                                            General Partner

April 17, 2001                              /S/ Richard Meehan
                                                ------------------------
                                                Richard Meehan
                                                President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 17, 2001                              /S/ Richard Meehan
                                                ------------------------
                                                Richard Meehan
                                                Director
                                                NewPic GP Corporation

April 17, 2001                              /S/ Jack Stellato
                                                ------------------------
                                                Jack Stellato
                                                Director
                                                NewPic GP Corporation

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

      Independent Auditors' Report                                           F-2

      Balance Sheets - December 31, 2000 and 1999                            F-3

      Statements of Operations and Partners' Capital -
      for the years ended December 31, 2000, 1999, and 1998                  F-4

      Statements of Cash Flows - for the years ended
      December 31, 2000, 1999, and 1998                                      F-5

      Notes to Financial Statements                                          F-6

INDEPENDENT AUDITORS' REPORT

To the Partners of IDM Participating Income Company - II:

We have audited the accompanying balance sheets of IDM Participating Income Company - II, a California limited partnership, (the "Partnership") as of December 31, 2000 and the related statements of operations and partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such statements present fairly, in all material respects, the financial position of IDM Participating Income Company - II as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                         /S/ CACCIAMATTA ACCOUNTANCY CORPORATION


Irvine, California
April 12, 2001

INDEPENDENT AUDITORS' REPORT


Registrant's financial statements for fiscal 1999 and 1998 were audited by Deloitte & Touche LLP, Houston, Texas, whose report thereon dated February 25, 2000, was unqualified.

Registrant has been unable to obtain Deloitte & Touche's updated auditors' report for inclusion in this Form 10-K in spite of attempts by Registrant to do so.


                                      F-2A

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                                 Balance Sheets
                           December 31, 2000 and 1999
                       (in thousands, except unit amounts)


                                     ASSETS
                                                              2000         1999
                                                             ------       ------

Cash .................................................       $    1       $   37

Loans to affiliates

     Interest receivable, less allowance
     of $179 and $0 ..................................            0          175

     Principal, less allowance of $2,502
     and $859 ........................................            0        1,471

     Other, less allowance of $6 and $0 ..............            0            0

                                                             ------       ------
                                                             $    1       $1,683
                                                             ======       ======


                        LIABILITIES AND PARTNERS' CAPITAL

Commitments and contingencies                                     -            -

General partner ......................................       $    0       $  440

Limited partners
200,000 units authorized, issued and outstanding .....            1        1,243
                                                             ------       ------
Total partners' capital ..............................            1        1,683
                                                             ------       ------
Total liabilities and partners' capital ..............       $    1       $1,683
                                                             ======       ======
Limited partners' equity per unit ....................       $    0       $ 6.22
                                                             ======       ======

   The accompanying notes are an integral part of these financial statements.

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                  Statement of Operations and Partners' Capital
                      For The Year Ended December 31, 2000
                (in thousands, except unit and per unit amounts)

                                                General      Limited
                                                Partner      Partners       Total
                                               ----------   ----------   ----------
Interest income ............................   $       2    $     198    $     200

Provision for possible losses ..............        (441)      (1,387)      (1,828)

General and administrative expenses ........          (1)         (53)         (54)
                                               ----------   ----------   ----------
     Net loss ..............................        (440)      (1,242)      (1,682)

Partners' capital - beginning of year ......         440        1,243        1,683

Distributions to partners ..................           0            0            0
                                               ----------   ----------   ----------
Partners' capital - end of year ............   $       0    $       1    $       1
                                               ==========   ==========   ==========
Net loss per limited partnership
     unit outstanding ......................                $    6.22
                                                            ==========
Number of limited partnership
     units outstanding .....................                  200,000
                                                            ==========

   The accompanying notes are an integral part of these financial statements.

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                  Statement of Operations and Partners' Capital
                      For The Year Ended December 31, 1999
                (in thousands, except unit and per unit amounts)

                                            General      Limited
                                            Partner      Partners        Total
                                          ----------    ----------    ----------
Interest income (Note 2) .............    $       2     $     181     $     183

General and administrative
     expenses (Note 3) ...............           (1)          (57)          (58)
                                          ----------    ----------    ----------
     Net income ......................            1           124           125

Partners' capital - beginning of
     year ............................          439         1,119         1,558

Distributions to partners ............            0             0             0
                                          ----------    ----------    ----------
Partners' capital - end of year ......    $     440     $   1,243     $   1,683
                                          ==========    ==========    ==========
Net income per limited
     partnership unit outstanding ....                  $     .62
                                                        ==========
Number of limited partnership
     units outstanding ...............                    200,000
                                                        ==========

   The accompanying notes are an integral part of these financial statements.

                                       F-4A

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                  Statement of Operations and Partners' Capital
                      For The Year Ended December 31, 1998
                (in thousands, except unit and per unit amounts)

                                               General    Limited
                                               Partner    Partners       Total
                                              ----------  ----------  ----------
Interest income (Note 2) ...................  $       2   $     157   $     159

General and administrative expenses (Note 3)         (1)        (72)        (73)
                                              ----------  ----------  ----------
     Net income ............................          1          85          86

Partners' capital - beginning of year ......        438       1,034       1,472

Distributions to partners ..................          0           0           0
                                              ----------  ----------  ----------
Partners' capital - end of year ............  $     439   $   1,119   $   1,558
                                              ==========  ==========  ==========
Net income per limited partnership
     unit outstanding ......................              $     .43
                                                          ==========
Number of limited partnership
     units outstanding .....................                200,000
                                                          ==========

   The accompanying notes are an integral part of these financial statements.

                                      F-4B

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                            Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998
                                 (in thousands)

                                                    2000       1999       1998
                                                  --------   --------   --------
Cash flows from operating activities:

Net income (loss) .............................   $(1,682)   $   125    $    86
Adjustments to reconcile net
income to net cash (used in)
provided by operating activities:
     Provision for possible losses ............     1,828          0          0
     (Increase) decrease in interest receivable      (178)      (174)        12
     (Increase) decrease in due from affiliate.        (6)         0          1
     Decrease (increase) in prepaid expenses ..         0          7         (7)
     (Decrease) increase in accounts payable ..         0          0         (6)
                                                  --------   --------   --------
     Net cash (used in) provided by operating
        activities ............................       (38)       (42)        86
                                                  --------   --------   --------
Cash flows from investing activities:

   Loans to affiliates ........................       (30)         0       (585)
   Collections from loans to affiliates .......        32         71        413
                                                  --------   --------   --------
     Net cash provided by (used in)
        investing activities ..................         2         71       (172)
                                                  --------   --------   --------
Net increase (decrease) in cash ...............       (36)        29        (86)

     Cash at beginning of year ................        37          8         94
                                                  --------   --------   --------
     Cash at end of year ......................   $     1    $    37    $     8
                                                  ========   ========   ========

Supplemental schedule of non-cash investing and financing activities:

Rollup of outstanding loans and interest
  receivable into a new loan ..................   $   174    $     0    $     0
                                                  ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                          Notes to Financial Statements

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

IDM Participating Income Company-II, a California limited partnership (the "Partnership"), was formed in 1986 for the purpose of lending funds to various affiliated companies. The former general partner, IDM Participating Income General Partners' Co.-II, an affiliate of IDM Corporation ("IDM"), contributed an amount equal to one percent of the limited partners' contributed capital. All organizational, offering and operating expenses of the Partnership were borne by the former general partner or its affiliates. Profits, losses and distributions are allocated to the partners in accordance with their partnership interest until the partners have received a 12% cumulative annual return, at which time profits, losses and distributions will be allocated 85% among the limited partners and 15% to the General Partner. The new General Partner is NewPic GP Corporation (NewPic). See commitments and contingencies below for a discussion of the election of NewPic as the General Partner and the legal action filed against the former General Partner.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the loans to affiliates at December 31, 1999 cannot be determined due to the related party nature of these receivables.

IDM Participating Income Company - II
Notes to Financial Statements
Page two

LOANS TO AFFILIATES

The reserve for possible losses is established by provisions charged to expense. The reserve is based on management's assessment of the loans outstanding, and on prevailing and anticipated economic conditions. The valuation of the loans outstanding depends on the valuation of the properties, if any, securing such loans. Future undiscounted cash flows of the properties securing such loans would normally be estimated and compared to the carrying amount of the loans to determine if impairment has occurred. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the loans, the Partnership shall recognize a reserve to reduce the carrying amount of the outstanding loan.

Because the determination of fair value is based upon projection of future economic events, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 2000. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material.

REVENUE RECOGNITION

Interest income is recognized as provided for under the Plan except for when, in the opinion of management, such amounts are uncollectible. All interest receivable at December 31, 2000 has been reserved.

CALCULATION OF NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is determined by dividing net income by the 200,000 limited partnership units outstanding presented.

                                      F-6A

IDM Participating Income Company - II
Notes to Financial Statements
Page three

2.    LOANS TO AFFILIATES

The Partnership made loans to provide financing to IDM Corporation and its affiliated companies as follows (in thousands):

                                                      2000                            1999
                                          ------------------------------  ------------------------------
                                          Balance    Reserve      Net     Balance    Reserve      Net
                                          --------   --------   --------  --------   --------   --------
IDM Corporation:

   Beach & Lampson
   Stanton, CA
   (past due December 1997) ...........   $   859    $  (859)   $     0   $   859    $  (859)   $     0

Other affiliated companies:

   Sierra Pacific Pension Investors '84
   Sierra Valencia, Tucson, AZ
   (due April 2000) ...................         0          0          0        32          0         32

   CGS Real Estate Company, Inc.
   Sorrento II Land, San Diego, CA
   (due December 2003) ................         0          0          0       750          0        750

   CGS Real Estate Company, Inc.
   Bally Land, Long Beach, CA
   (due December 2002) ................         0          0          0       316          0        316

   CGS Real Estate Company, Inc.
   Land Development, Phoenix, AZ
   (due January 2005) .................     1,643     (1,643)         0       373          0        373
                                          --------   --------   --------  --------   --------   --------
                                          $ 2,502    $(2,502)   $     0   $ 2,330    $  (859)   $ 1,471
                                          ========   ========   ========  ========   ========   ========

The loan activity for 2000, 1999 and 1998 follows (in thousands):

                                             2000         1999         1998
                                         ------------ ------------ ------------
Balance at beginning of year             $     1,471  $     1,542  $     1,370

Additions:
   Increase in loan balances                     204            0          585

Deductions:
   Collections of principal                      (32)         (71)        (413)
   Provisions for possible losses             (1,643)           0            0
                                         ------------ ------------ ------------
Balance at close of year                 $         0  $     1,471  $     1,542
                                         ============ ============ ============

                                      F-6B

IDM Participating Income Company - II
Notes to Financial Statements
Page four

The Beach & Lampson loan was reserved in its entirety during 1996 resulting in a net book value of $0. To the extent that cash flow was available, the Partnership was to receive all of its allowed Secured Debt of this loan with interest at 8% per year through December 31, 1997. No interest has been accrued on this loan since the bankruptcy filing. During 1996, IDM Corporation sold Pad F of the Beach and Lampson retail center for $525,000. The net sales proceeds received of $474,085 were repaid to the Partnership and applied as a principal reduction on this loan.

In 1997, the Partnership funded four new participating loans to affiliates. Each loan was to be secured by real property and bear interest at a variable rate determined by the Federal Reserve of San Francisco's discount rate plus a 3% premium with a minimum of 12.12% and a maximum of 15.15%. The interest rate was to be adjusted the last day of March, June, September and December of each year until note agreement is fulfilled. The current interest rate is 12.12%. Each loan was to have a term of five years and is more fully described below.

On April 15, 1997, the Partnership funded a loan to Sierra Pacific Pension Investors '84, an affiliate of the former general partner, in the amount of $200,000. The loan was to be secured by a second trust deed on the Sierra Valencia property located in Tucson, Arizona. Monthly payments of $6,659, consisting of both interest and principal, commenced on May 15, 1997 and were to continue until April 15, 2000, when the indebtedness was due in full. For the years ended December 31, 2000, 1999, and 1998, the Partnership recognized interest income of $1,000, $8,000, and $16,000, respectively, related to this loan. The December 31, 1999 balance of $32,000 was repaid in March 2000.

The Partnership entered into two loan agreements with CGS Real Estate Company, Inc., an affiliate of the former general partner. On August 1, 1997, the Partnership funded $165,000 to finance a land acquisition in San Diego, California (Sorrento II Land). On December 1, 1997, an additional $316,500 was funded to provide financing for a land acquisition in Long Beach, California (Bally Land). Both loans were to be secured by second trust deeds and have a term of five years. Interest only payments were due monthly in arrears. In 1998, the Partnership funded an additional $585,000 to CGS Real Estate Company, Inc. The existing loan made in August 1997 was amended, increasing the loan amount to $750,110. The loan term was extended to December 31, 2003. For the years ended December 31, 2000, 1999, and 1998, the Partnership recognized interest income of $0, $130,000, and $97,000, respectively, related to these loans. No interest or principal payments were received on these loans in 2000. Rather, the principal and accrued interest were collapsed into the Eva I loan discussed below.

On December 24, 1997, the Partnership funded a $372,500 loan to NO-SO, Inc., an affiliate of the former general partner, to provide financing for a land development in Phoenix, Arizona (Eva I). In 1999, CGS Real Estate Company, Inc. purchased the land from NO-SO, Inc. and reportedly assumed the loan. The loan was to be secured by a second deed of trust and has a term of five years. Interest only payments are due monthly in arrears. For the years ended December 31, 2000, 1999, and 1998, the Partnership recognized interest income of $199,000, $45,000, and $45,000, respectively, related to this loan. As of January 3, 2000 this loan was re-written for an additional five years in the principal amount of $1,643,530. No deed of trust was recorded. Only partial payments totaling $21,000 of interest income were actually received on this loan and the loan is in default. All principal and accrued interest have been reserved.

                                      F-6C

IDM Participating Income Company - II
Notes to Financial Statements
Page five

3.    RELATED PARTY TRANSACTIONS

As described in Note 2, the Partnership has loaned funds to IDM Corporation, the parent of the former general partner and to other affiliated entities of IDM Corporation.

Affiliates of the general partner are reimbursed for accounting, legal and data processing services provided to the Partnership. In 2000, 1999, and 1998, CGS Real Estate Company, Inc. and its subsidiaries received $3,000, $7,000, and $9,000 respectively, for such services.

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

LEGAL PROCEEDINGS
-----------------

The Partnership, along with NewPic, is the plaintiff in a legal action originally filed in the Los Angeles Superior Court on October 25, 2000 (the "Legal Action"). The Legal Action seeks, among other things, damages and injunctive relief based upon allegations of, among other things, breach of fiduciary duty, negligence and breach of the partnership agreement against the Partnership's former general partner (IDM Participating Income General Partners' Co. - II), the former general partner's general partner (IDM Participating Income Corporation), and the directors and former directors (William J. Carden, Morris Cohen and Steven Speier) of IDM Participating Income Corporation. Damages sought in the Legal Action include recovery of loan balances written off, forgiven, or re-lent by the former general partner. The Partnership estimates that these damages total in excess of $8,500,000. The Complaint alleges, among other things, that the defendants: improperly failed and refused to turn over Partnership records to NewPic; failed to comply with the requirements of the Partnership Agreement with respect to the maintenance of, preparation of, and dissemination of books, records, and financial statements and reports pertaining to the Partnership; failed to make distributions to the limited partners as required by the Partnership Agreement; misappropriated Partnership funds, assets and business opportunities to benefit themselves and their affiliates; re-loaned interest and principal in violation of the Partnership Agreement, including re-loaning principal more than once and for terms beyond the maximum aggregate term specified in the Partnership Agreement; made loans without using the Partnership's required Master Loan Agreement and Participating Note forms; made loans without obtaining appraisals from an AIREA member within 90 days of their loans; made loans where the aggregate amount of the Partnership loan and the senior debt exceeded 85% of the appraised value of the property; and did not collect participating profits on Partnership loans.

The former general partner removed the Legal Action to the United States District Court, Central District of California. This removal was predicated upon a counterclaim filed by the former general partner against NewPic and its principals alleging a violation of federal Securities Laws in connection with their solicitation of the consent/proxies. On January 29, 2001, the District Court heard NewPic's application for a preliminary injunction, and on February 2, 2001 it issued a preliminary injunction that, among other things, restrained the defendants from acting or purporting to act as general partner of the Registrant, and further ordered the defendants to turn over Partnership records to NewPic. The former general partner's requests to stay the preliminary

                                      F-6D

IDM Participating Income Company - II
Notes to Financial Statements
Page six

injunction have been denied by the District Court and the Ninth Circuit Court of Appeals. An appeal of the grant of the preliminary injunction is currently pending before the Ninth Circuit.

One of the issues in the Legal Action, aside from the Partnership's claim for damages in excess of $8,500,000, is the validity of the vote to remove the former general partner and elect NewPic as the replacement general partner. The possibility exists that this vote may not be upheld, that NewPic would be banned from continuing to act as general partner, that the Partnership would not prevail in its claim for damages, and/or that the Partnership would not be able to collect on a judgment it may receive in its favor. The Partnership believes that the only asset left in the Partnership is the Legal Action. Trial in the Legal Action is set for January 8, 2002.

                                      F-6E