Form 10KSB/A
period 2000-12-31
IDM PARTICIPATING INCOME CO II
filed 2001-05-08
CIK 832475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         (99.1) District Court Order Granting Application For Preliminary Injunction filed January 29, 2001.

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

                                            IDM PARTICIPATING INCOME CO. - II,
                                            A California Limited Partnership

                                            NewPic GP Corporation
                                            General Partner

May 3, 2001                                 /S/ Richard Meehan
                                                ------------------------
                                                Richard Meehan
                                                President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


May 3, 2001                                 /S/ Richard Meehan
                                                ------------------------
                                                Richard Meehan
                                                Director
                                                NewPic GP Corporation

May 3, 2001                                 /S/ Jack Stellato
                                                ------------------------
                                                Jack Stellato
                                                Director
                                                NewPic GP Corporation

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

                                         /S/ CACCIAMATTA ACCOUNTANCY CORPORATION


Irvine, California
April 12, 2001

INDEPENDENT AUDITORS' REPORT


Registrant's financial statements for fiscal 1999 and 1998 were audited by Deloitte & Touche LLP, Houston, Texas, whose report thereon dated February 25, 2000 was unqualified. The reader of these financial statements cannot rely on that report as Registrant has been unable to obtain Deloitte & Touche's updated auditors' report for inclusion in this Form 10-K in spite of attempts by Registrant to do so.


                                      F-2A

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                                 Balance Sheets
                           December 31, 2000 and 1999
                       (in thousands, except unit amounts)


                                     ASSETS
                                                           2000         1999
                                                                     (unaudited)
                                                          ------       ------

Cash ..............................................       $    1       $   37

Loans to affiliates

     Interest receivable, less allowance
     of $179 and $0 ...............................            0          175

     Principal, less allowance of $2,502
     and $859 .....................................            0        1,471

     Other, less allowance of $6 and $0 ...........            0            0

                                                          ------       ------
                                                          $    1       $1,683
                                                          ======       ======


                        LIABILITIES AND PARTNERS' CAPITAL

Commitments and contingencies                                  -            -

General partner ...................................       $    0       $  440

Limited partners
200,000 units authorized, issued and outstanding ..            1        1,243
                                                          ------       ------
Total partners' capital ...........................            1        1,683
                                                          ------       ------
Total liabilities and partners' capital ...........       $    1       $1,683
                                                          ======       ======
Limited partners' equity per unit .................       $    0       $ 6.22
                                                          ======       ======

   The accompanying notes are an integral part of these financial statements.

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                  Statement of Operations and Partners' Capital
                      For The Year Ended December 31, 2000
                (in thousands, except unit and per unit amounts)

                                                General      Limited
                                                Partner      Partners       Total
                                               ----------   ----------   ----------
Interest income ............................   $       2    $     198    $     200

Provision for possible losses ..............        (441)      (1,387)      (1,828)

General and administrative expenses ........          (1)         (53)         (54)
                                               ----------   ----------   ----------
     Net loss ..............................        (440)      (1,242)      (1,682)

Partners' capital - beginning of year ......         440        1,243        1,683

Distributions to partners ..................           0            0            0
                                               ----------   ----------   ----------
Partners' capital - end of year ............   $       0    $       1    $       1
                                               ==========   ==========   ==========
Net loss per limited partnership
     unit outstanding ......................                $   (6.21)
                                                            ==========
Number of limited partnership
     units outstanding .....................                  200,000
                                                            ==========

   The accompanying notes are an integral part of these financial statements.

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                  Statement of Operations and Partners' Capital
                      For The Year Ended December 31, 1999 (Unaudited)
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

                                       F-4A

                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                  Statement of Operations and Partners' Capital
                      For The Year Ended December 31, 1998 (Unaudited)
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

                                      F-4B


                       IDM PARTICIPATING INCOME COMPANY-II
                        A California Limited Partnership
                            Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998
                                 (in thousands)

                                                    2000       1999       1998
                                                            (Unaudited)(Unaudited)
                                                  --------   --------   --------
Cash flows from operating activities:

Net income (loss) .............................   $(1,682)   $   125    $    86
Adjustments to reconcile net
income to net cash (used in)
provided by operating activities:
     Provision for possible losses ............     1,828          0          0
     (Increase) decrease in interest receivable      (178)      (174)        12
     (Increase) decrease in due from affiliate.        (6)         0          1
     Decrease (increase) in prepaid expenses ..         0          7         (7)
     (Decrease) increase in accounts payable ..         0          0         (6)
                                                  --------   --------   --------
     Net cash (used in) provided by operating
        activities ............................       (38)       (42)        86
                                                  --------   --------   --------
Cash flows from investing activities:

   Loans to affiliates ........................       (30)         0       (585)
   Collections from loans to affiliates .......        32         71        413
                                                  --------   --------   --------
     Net cash provided by (used in)
        investing activities ..................         2         71       (172)
                                                  --------   --------   --------
Net increase (decrease) in cash ...............       (36)        29        (86)

     Cash at beginning of year ................        37          8         94
                                                  --------   --------   --------
     Cash at end of year ......................   $     1    $    37    $     8
                                                  ========   ========   ========

Supplemental schedule of non-cash investing and financing activities:

Rollup of outstanding loans and interest
  receivable into a new loan ..................   $   174    $     0    $     0
                                                  ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                                       F-5

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

                                      F-6A

IDM Participating Income Company - II
Notes to Financial Statements
Page three

2.    LOANS TO AFFILIATES

The Partnership made loans to provide financing to IDM Corporation and its affiliated companies as follows (in thousands):

                                                       2000                           1999
                                                                                   (Unaudited)
                                          ------------------------------  ------------------------------
                                          Balance    Reserve      Net     Balance    Reserve      Net
                                          --------   --------   --------  --------   --------   --------
IDM Corporation:

   Beach & Lampson
   Stanton, CA
   (past due December 1997) ...........   $   859    $  (859)   $     0   $   859    $  (859)   $     0

Other affiliated companies:

   Sierra Pacific Pension Investors '84
   Sierra Valencia, Tucson, AZ
   (due April 2000) ...................         0          0          0        32          0         32

   CGS Real Estate Company, Inc.
   Sorrento II Land, San Diego, CA
   (due December 2003) ................         0          0          0       750          0        750

   CGS Real Estate Company, Inc.
   Bally Land, Long Beach, CA
   (due December 2002) ................         0          0          0       316          0        316

   CGS Real Estate Company, Inc.
   Land Development, Phoenix, AZ
   (due January 2005) .................     1,643     (1,643)         0       373          0        373
                                          --------   --------   --------  --------   --------   --------
                                          $ 2,502    $(2,502)   $     0   $ 2,330    $  (859)   $ 1,471
                                          ========   ========   ========  ========   ========   ========

The loan activity for 2000, 1999 and 1998 follows (in thousands):

                                             2000         1999         1998
                                                       (Unaudited)  (Unaudited)
                                         ------------ ------------ ------------
Balance at beginning of year             $     1,471  $     1,542  $     1,370

Additions:
   Increase in loan balances                     204            0          585

Deductions:
   Collections of principal                      (32)         (71)        (413)
   Provisions for possible losses             (1,643)           0            0
                                         ------------ ------------ ------------
Balance at close of year                 $         0  $     1,471  $     1,542
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